Form 10QSB
period 2007-09-30
Sound Financial, Inc.
filed 2007-12-21
CIK 1410087

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[  ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to ________

Commission file number:                                                      000-52889

SOUND FINANCIAL, INC.
(Exact name of small business issuer as specified in its charter)

United States	26-0776123
(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification No.)

2005 5th Avenue, Second Floor, Seattle, Washington 98121; (206)448-0884
(Address of principal executive offices)

Laura Lee Stewart, President and Chief Executive Officer
Sound Financial, Inc
2005 5th Avenue, Second Floor, Seattle, Washington 98121; (206)448-0884
(Issuer’s telephone number)

None
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 and 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [  ]No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ]No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date:

At December 21, 2007, there were no shares of the issuers' common stock outstanding.

Transitional Small Business Disclosure Format (Check one):                                                                                                           Yes [  ]                      No [X]

SOUND FINANCIAL, INC.

Index

Page Number
PART IFINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	1
Consolidated Statements of Income For the Three-Month and Nine-Month Periods ended September 30, 2007 and 2006	3
Consolidated Statements of Cash Flows For the Nine-Month Periods ended September 30, 2007 and 2006	4
Consolidated Statements of Comprehensive Income For the Three-Month and Nine-Month Periods ended September 30, 2007 and 2006	5
Notes to Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis	10
Item 3. Controls and Procedures	19
PART IIOTHER INFORMATION
Item 1. Legal Proceedings	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Submission of Matters to a Vote of Security Holders	20
Item 5. Other Information	20
Item 6. Exhibits	21
SIGNATURES
EXHIBITS

PART I                      FINANCIAL INFORMATION
Item 1                                                                             Financial Statements

SOUND FINANCIAL, INC. AND SUBSIDIARY

Consolidated Balance Sheets

ASSETS

	SEPTEMBER 30,	DECEMBER 31,
	2007	2006

CASH AND CASH EQUIVALENTS	$4,662,704	$5,649,306

SECURITIES AVAILABLE-FOR-
SALE, at fair value	113,538	169,569

FEDERAL HOME LOAN BANK
(FHLB) STOCK, at cost	1,319,500	1,319,500

LOANS	222,839,595	205,634,456
Less allowance for loan losses	(817,171)	(822,393)

Loans, net	222,022,424	204,812,063

LOANS HELD FOR SALE	725,135	1,307,320

ACCRUED INTEREST RECEIVABLE	1,073,408	895,382

PREMISES AND EQUIPMENT, net	1,262,835	1,330,199

CASH SURRENDER VALUE OF
BANK OWNED LIFE INSURANCE	3,996,433	3,278,581

MORTGAGE SERVICING RIGHTS	855,279	867,562

OTHER ASSETS	929,146	1,033,363

Total assets	$236,960,402	$220,662,845

See notes to consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Balance Sheets

LIABILITIES AND EQUITY

	SEPTEMBER 30,	DECEMBER 31,
	2007	2006

DEPOSITS
Interest-bearing	$182,961,209	$163,717,118
Noninterest-bearing demand	14,041,841	17,250,876

Total deposits	197,003,050	180,967,994

FHLB ADVANCES	21,019,355	22,029,355

ACCRUED INTEREST PAYABLE	190,214	121,561

ACCOUNTS PAYABLE AND
OTHER LIABILITIES	2,277,077	1,717,551

ADVANCE PAYMENTS FROM
BORROWERS FOR TAXES
AND INSURANCE	416,363	257,309

Total liabilities	222,906,059	205,093,770

EQUITY
Retained earnings	16,049,333	15,566,031
Accumulated other comprehensive
Income, net	5,010	3,044

Total equity	16,054,343	15,569,075

Total liabilities and equity	$236,960,402	$220,662,845

See notes to consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Income

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006

INTEREST INCOME
Loans, including fees	$3,951,511	$3,323,116	$11,086,582	$10,251,693
Interest and dividends on
investments, and cash
equivalents	19,927	18,779	35,401	88,757

Total interest income	3,971,438	3,341,895	11,121,983	10,340,450

INTEREST EXPENSE
Deposits	1,780,738	1,414,099	4,778,078	3,923,952
FHLB advances	331,685	176,651	1,061,394	670,570

Total interest expense	2,112,423	1,590,750	5,839,472	4,594,522

NET INTEREST INCOME	1,859,015	1,751,145	5,282,511	5,745,928

PROVISION FOR LOAN LOSSES	175,000	---	175,000	258,924

NET INTEREST INCOME
AFTER PROVISION
FOR LOAN LOSSES	1,684,015	1,751,145	5,107,511	5,487,004

NONINTEREST INCOME
Service charges and fee income	359,145	452,297	1,257,652	1,414,845
Earnings on cash surrender value
of bank owned life insurance	39,450	29,032	117,852	87,616
Mortgage servicing income	80,672	82,539	222,701	246,215
Gain on sale of credit card portfolio	---	---	---	2,287,309
Gain (loss) on sale of loans	2,962	(25,316)	(12,853)	(63,253)

Total noninterest income	482,229	538,552	1,585,352	3,972,732

NONINTEREST EXPENSE
Salaries and benefits	990,445	931,304	2,949,067	3,117,549
Operations	582,798	500,539	1,638,750	1,769,348
Occupancy	242,286	213,669	654,640	632,395
Data processing	275,365	215,190	788,604	573,397

Total noninterest expense	2,090,894	1,860,702	6,031,061	6,092,689

INCOME BEFORE PROVISION
FOR INCOME TAXES	75,350	428,995	661,802	3,367,047

PROVISION FOR INCOME TAXES	3,320	132,164	178,500	1,115,007

NET INCOME	$72,030	$296,831	$483,302	$2,252,040

See notes to consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$483,302	$2,252,040
Adjustments to reconcile net income to net cash
from operating activities
Amortization of net premium on investments	3,544	24,241
Provision for loan losses	175,000	258,924
Depreciation and amortization	249,523	276,146
Additions to mortgage servicing rights	(175,990)	(218,447)
Amortization of mortgage servicing rights	188,273	193,545
Earnings on cash surrender value of
bank owned life insurance	(117,852)	(87,616)
Gain on sale of credit card portfolio	---	(2,287,309)
Proceeds from sales of mortgage loans	18,397,103	20,597,811
Originations of mortgage loans held for sale	(18,383,343)	(20,586,295)
Loss on sale of loans	12,853	63,253
Increase (decrease) in operating assets and liabilities
Change in accrued interest receivable	(178,026)	(17,670)
Change in other assets	104,217	(243,043)
Change in accrued interest payable	68,653	726
Change in accounts payable and other liabilities	559,526	1,674,770

Net cash from operating activities	1,386,782	1,901,076

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of
available-for-sale investments	54,453	23,553
Purchase of Bank Owned Life Insurance	(600,000)	---
Proceeds from sale of credit card portfolio	---	13,889,554
Net increase in loans	(16,829,788)	(20,887,593)
Purchases of premises and equipment	(182,159)	(134,250)

Net cash from investing activities	(17,557,494)	(7,108,696)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	16,035,056	10,347,061
Proceeds from FHLB advances	---	---
Repayment of FHLB advances	(1,010,000)	(6,185,000)
Net change in advances from borrowers for
taxes and insurance	159,054	178,543

Net cash from financing activities	15,184,110	4,340,604
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(986,602)	(867,016)

CASH AND CASH EQUIVALENTS, beginning of year	5,649,306	5,013,897

CASH AND CASH EQUIVALENTS, end of year	$4,662,704	$4,146,881

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$120,000	$495,000

Interest paid on deposits and FHLB advances	$5,770,819	$4,593,796

 See notes to consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net Income	$72,030	$296,831	$483,302	$2,252,040
Increase in unrealized gain (loss) on securities available-for-sale, net of tax expense (benefit) of $(47) and $2,203 for the three months ended September 30, 2007, and 2006, respectively, and $668 and $4,320 for the nine months ended September 30, 2007, and 2006, respectively.	(138)	6,478	1,966	12,707
Comprehensive Income	$71,892	$303,309	$485,268	$2,264,747

See notes to consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

1.           BASIS OF PRESENTATION:

The unaudited, consolidated financial statements include the consolidated results of operations of Sound Financial, Inc. ("Company"), Sound Community Bank ("Bank") and ORCA General, Inc., a wholly owned subsidiary of the Bank.  These financial statements do not include the accounts of the Company’s parent company, Sound Community, MHC.  These consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations.  In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods.  The results for the three- and nine-month periods ended September 30, 2007 should not be considered as indicative of results for a full year.  For further information, refer to the consolidated financial statements and footnotes for the period ended December 31, 2006, included in the Company's Registration Statement on Form SB-2.

2.           RECENT ACCOUNTING DEVELOPMENTS:

In September 2006, the Financial Accounting Standards Board released Statement No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements.  This Statement applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years.  SFAS No. 157 is not expected to have a material impact on the Company.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which is an amendment of Financial Accounting Standards Board Statements No. 87, 88, 106 and 132-R.  SFAS No. 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit pension and postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation.  SFAS No. 158 also requires an entity to recognize changes in the funded status of a defined benefit pension and postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost.  SFAS No. 158 is effective for public entities as of the end of the first fiscal year ending after December 15, 2006.  The adoption of SFAS No. 158 will not have a material effect on our financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which is an amendment of FASB Statement No. 115.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  SFAS No. 159 is not expected to have a material impact on the Company.

On December 4, 2007, the FASB issued FASB Statement No. 141, “Business Combinations.”  Statement 141R will significantly change the accounting for business combinations.  Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  Statement 141R will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;

•	Noncontrolling interests (formerly known as “minority interests” – see Statement 160 discussion below) will be valued at fair value at the acquisition date;

•
Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•	Restructuring costs associated with a business combination will be generally expensed subsequent to acquisition date; and

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after acquisition date generally will affect income tax expense.

Statement 141R also includes a substantial number of new disclosure requirements.  Statement 141 applies prospectively to business combination for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Earlier adoption is prohibited.  Accordingly, a calendar year-end company is required to record and disclose business combinations following existing GAAP until January 1, 2009.  The revision is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. The new standard also converges financial reporting under U.S. GAAP with international accounting rules. SFAS No. 141R is not expected to have a material impact on the Company.

On December 4, 2007, the FASB issued FASB statement No. 160, “Noncontrolling Interests in Consolidated Financial Statement,” which is an amendment of ARB No. 51. Statement 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  Statement 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  Statement 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited.   The revision is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. The new standard also converges financial reporting under U.S. GAAP with international accounting rules. SFAS No. 160 is not expected to have a material impact on the Company.

The Company adopted FIN 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No, 109”, on January 1, 2007.  FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes,” and seeks to reduce the diversity in practice associated with certain aspects if measurement and recognition in accounting for income taxes.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and required expanded disclosure with respect to uncertainty in income taxes.  As a result of implementation of FIN 48, the Company recognized no material adjustments in the liability for unrecognized income tax expense, all of which would affect the Company’s effective income tax rate.

3.           COMMITMENT AND CONTINGENCIES:

In the normal course of operations, Sound Community Bank engages in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For  the nine months ended September 30, 2007, and the year ended December 31, 2006, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

At various times, the Bank may be the defendant in various legal proceedings arising in connection with its business. It is the opinion of management that the financial position and the results of operations of the Bank will not be materially adversely affected by the outcome of these legal proceedings and that adequate provision has been made in the accompanying consolidated financial statements.

4.           LOANS:

The composition of the loan portfolio was as follows:

	SEPTEMBER 30, 2007	DECEMBER 31, 2006

Real estate loans	$165,250,809	$151,056,346
Consumer loans	47,527,165	46,989,179
Commercial business loans	10,044,708	7,600,362

	222,822,682	205,645,887
Deferred loan origination (fees) costs	16,913	(11,431)
Allowance for loan losses	(817,171)	(822,393)

Total loans, net	$222,022,424	$204,812,063

The following is an analysis of the change in the allowance for loan losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Balance at beginning of period	$674,180	$850,427	$822,393	$1,321,061
Provision charged to income	175,000	---	175,000	258,924
Recoveries	48,199	2,552	187,578	42,552
Charge-offs	(80,208)	(85,964)	(367,800)	(855,522)
Balance at end of period	$817,171	$767,015	$817,171	$767,015

5.           FHLB ADVANCES:

The Bank utilizes a loan agreement with the Federal Home Loan Bank (FHLB) of Seattle.  The terms of the agreement call for a blanket pledge of a portion of the Bank’s mortgage portfolio based on the outstanding balance.  At September 30, 2007, the amount available to borrow under this agreement is approximately 20% of total assets, conditional upon meeting certain collateral and stock ownership requirements.  The Bank had outstanding borrowings under this arrangement of $21,019,355 and $22,029,355 at September 30, 2007, and December 31, 2006, respectively.

SOUND FINANCIAL, INC. AND SUBSIDIARY

Item 2                    Management’s Discussion and Analysis

Forward-Looking Statements

This report contains certain ‘forward-looking statements’ that may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” with respect to our financial condition.  Results of operations and business are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature.  These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, consumer and other loans, real estate values, competition, changes in accounting principles, policies or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.

General

On May 19, 2003, Sound Community Bank converted its charter from a state-chartered credit union to a federally chartered savings bank.  On that date the name was changed from Credit Union of the Pacific to Sound Community Bank, and we became a taxable organization.

Our principal business consists of attracting retail deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one- to four-family residences (including home equity loans and lines of credit), commercial real estate, consumer loans and, to a lesser extent, construction and development loans and commercial business loans.  We offer a wide variety of secured and unsecured consumer loan products, including manufactured home loans, direct automobile loans, and boat and recreational vehicle loans.  We intend to continue emphasizing our residential mortgage, home equity and consumer lending, while also expanding our emphasis in the commercial real estate, construction and development and commercial business lending areas.  In recent years, we have focused on expanding our commercial and construction and development lending; however, our commercial lending has been limited by our capital level and, until recently, an OTS supervisory directive that restricted our commercial loan portfolios to levels specified in our business plan submitted when we applied for a savings bank charter.  That supervisory directive was terminated on August 29, 2007.

As part of our business, we focus on mortgage loan originations, many of which we sell to Fannie Mae.  We sell these loans with servicing retained to maintain the direct customer relationship and promote our emphasis on strong customer service.  We originated $21.5 million and $38.7 million in fixed-rate one- to four-family residential mortgage loans during the nine months ended September 30, 2007 and the year ended December 31, 2006, respectively.  During these same periods, we sold $18.4 million and $26.2 million, respectively, of one- to four-family residential mortgage loans.

We offer a variety of deposit accounts, which are our primary source of funding for our lending activities.  In recent years, however, we have relied increasingly on Federal Home loan Bank advances to augment our deposits and fund our loan growth.  We have adopted a leverage strategy to use long-term Federal Home Loan Bank advances to fund asset and loan growth.  We adopted a plan of reorganization and stock issuance, primarily to increase our capital to grow our loan portfolio and to continue to build our franchise.

Sound Community Bank is significantly affected by prevailing economic conditions as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions.  Deposit flows are influenced by a number of factors, including interest rates paid on competing time deposits, other investments, account maturities, and the overall level of personal income and savings.  Lending activities are influenced by the demand for funds, the number and quality of lenders, and regional economic cycles.  Sources of funds for lending activities of Sound Community Bank include primarily deposits, borrowings, payments on loans and income provided from operations.

Sound Community Bank’s earnings are primarily dependent upon our net interest income, the difference between interest income and interest expense.  Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on these loans and investments.  Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on these deposits and borrowings.  Sound Community Bank’s earnings are also affected by our provision for loan losses, service charges and fees, gains from sales of loans, commission income, other income, operating expenses and income taxes.

Business and Operating Strategy and Goals

Our primary objective is to continue to grow Sound Community Bank as a well-capitalized, profitable, independent, community-oriented financial institution serving customers in our primary market areas.  Our strategy is simply to provide innovative products and superior service to both individuals and small business in our primary market areas, which we currently provide through our five convenient full service banking centers located in the heart of downtown Seattle, Lakewood, Mountlake Terrace, Sequim and Tukwila, Washington.  We support these banking centers with 24/7 access to on-line banking and participation in a world wide ATM network.  During and after completion of the offering, we will pursue our basic operating strategy and goals, which are listed below.  This offering is a critical component of our business strategy because of the increased capital base it will provide Sound Community Bank.  To accomplish these objectives, we also need to motivate our employees and provide them with the tools necessary to compete effectively with other financial institutions operating in our market areas.

Grow our franchise and meet competition in our market through our excellent customer service at our existing and new branch banking centers. We operate with a service-oriented approach to banking by meeting our customers’ needs and emphasizing the delivery of a consistent and high-quality level of professional service.  In the reorganization and stock offering, we will retain our community-oriented charter and mutuality.  The proceeds of the offering will allow us to invest in loans and provide services consistent with the needs of customers in our market areas.  We have adopted a leverage strategy to use long-term Federal Home Loan Bank advances to fund asset and loan growth.  We will continue to expand our business by cross-selling our loan and deposit products and services to our customers and emphasizing our traditional strengths, which include residential mortgages, consumer loans, small business lending  and core deposits.  In addition, we will continue to sell a portion of our residential mortgage portfolio to Fannie Mae on a servicing retained basis.  We will also seek opportunities to sell loans we originate that are not saleable to Fannie Mae, but will only sell those loans if we can do so on a servicing retained basis.  This allows us to maintain our customer relationship while also having the funds from the sale of the loans available to make additional mortgage loans.   Our attention to client service and competitive rates allow us to attract and retain deposit and loan customers.  We expect to expand our banking operations with a new banking office in each of 2008, 2009 and 2010.  Our next branch is expected to be located in Clallam County, though no specific location has been selected.  No locations have been selected for additional future branch expansions.

Emphasizing lower cost core deposits to reduce the funding costs of our loan growth.   We offer personal and business checking accounts, NOW accounts and savings and money market accounts, which generally are lower-cost sources of funds than certificates of deposits, and are less sensitive to withdrawal when interest rates fluctuate. In order to build our core deposit base, we are pursuing a number of strategies.  First, we will continue to provide sales promotions on savings and checking accounts to encourage the growth of these types of deposits.  Second, we require all commercial loan customers to maintain a deposit relationship with us, generally a business checking account relationship to the extent practicable, for the term of their loans.  Finally, we have made, and will continue to make, available preferential loan and time deposit pricing to customers who maintain a qualifying checking account.

Growing and diversifying our loan portfolio by emphasizing the origination of one- to four-family residential mortgage loans, home equity loans, commercial real estate and commercial business loans, construction and development loans,  and consumer loans.   Our infrastructure, personnel and fixed operating base can support a substantially larger asset base.   Our strategy for increasing net income includes increasing our loan originations, particularly with higher yielding commercial, construction and development and consumer loans. Our business plan emphasizes the origination of loans secured by residential real estate and loans for business purposes, including commercial real estate and construction and development loans.  Our increased capital level following the offering will enable us to make larger commercial real estate and business loans to meet the demand for these loan products in our primary market area.  The addition of our Chief Credit Officer strengthens our ability to increase our commercial loan products, while maintaining asset quality.  Commercial real estate loans and commercial business loans generally are originated with higher interest rates compared to one- to four-family residential mortgage loans and, therefore, have a positive effect on our net interest rate spread and net interest income. In addition, most of these loans are originated with adjustable interest rates, which assist us in managing interest rate risk.

Maintaining high asset quality.    Our asset quality has improved in recent years, through managing credit risk, and is reflected by our low level of nonperforming assets.  Our percentage of non-performing assets to total assets was 0.29% and 0.18% at September 30, 2007 and December 31, 2006, respectively.   We have introduced new loan products when we are confident that our staff has the necessary expertise and that sound underwriting and collection procedures are in place. We also underwrite all of our commercial loans centrally to ensure uniformity and consistency in underwriting decisions.

Leveraging our capital.  We plan to improve our overall efficiency and profitability by leveraging our increased capital base after the offering by increasing our borrowing capacity at the Federal Home Loan Bank of Seattle.  We also will access alternative funding sources, including lower cost deposits and loan sales.

Improve earnings.  Through product selection and pricing and lower cost funds, we will seek to optimize our interest rate margin while managing our interest rate risk.  We will seek new sources of non-interest income by emphasizing selective products and services that provide diversification of revenue sources, including fees and servicing income.  We also will control operating expenses while continuing to provide superior personal service to our customers.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider our critical accounting policies to be those related to our allowance for loan losses, mortgage serving rights and deferred income taxes.  The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of the evaluation in accordance with U.S. generally accepted accounting principles.  It is our estimate of probable incurred credit losses in our loan portfolio.  Our methodologies for analyzing the allowance for loan losses, mortgage serving rights and determining our net deferred tax assets is described in our Registration Statement on Form SB-2.

Management's Discussion and Analysis of Recent Developments

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

General.  Total assets increased by $16.3 million, or 7.4%, to $237.0 million at September 30, 2007 from $220.7 million at December 31, 2006.  The increase was primarily the result of a $16.6 million, or 8.1%, increase in our loan portfolio from $206.1 million at December 31, 2006 to $222.7 million at September 30, 2007.  The increase in total assets was funded primarily by a $16.0 million increase in deposits.

Loans.  Our loan portfolio, including loans held for sale, increased $16.6 million, or 8.1%, to $222.7 million at September 30, 2007, from $206.1 million at December 31, 2006.  This increase in our loan portfolio consisted primarily of a $10.5 million (52.5%) increase in commercial real estate loans, a $4.2 million (10.6%) increase in home equity loans, a $2.4 million (12.3%) increase in manufactured home loans and a $2.4 million (32%) increase in commercial business loans, which was offset by a $1.2 million (1.2%) decrease in residential mortgage loans.  The increases in our commercial real estate and commercial business loan portfolios are consistent with our decision to increase commercial lending.  The decline in our residential loan portfolio is primarily the result of a slowdown in housing purchases in our market area.  Recently, housing inventories have increased resulting in a longer marketing time and fewer purchase transactions. However, prices in the four-county area we serve have not deteriorated.  Despite the overall slowdown in the national housing market and the pressures of the sub-prime market failures, the housing and employment markets remain strong in the Puget Sound area.  As a result of the decrease in residential loan originations, loans held for sale decreased $582,000, or 44.5%, from $1.3 million at December 31, 2006 to $725,000 at September 30, 2007.

Allowance for Loan Losses.  Our allowance for loan losses at September 30, 2007, was $817,000 or 0.37% of net loans receivable, compared to $822,000 or 0.40% of net loans receivable at December 31, 2006.  The decrease in the allowance for loan losses was due to net charge-offs of non-performing loans of $180,000 offset by a provision for loan losses of $175,000 during the nine months ended September 30, 2007.  This provision was made during the quarter ended September 30, 2007, as a result of a small increases in our delinquencies and non-performing loans, a slowdown in the local residential housing market and increases in our commercial loan portfolios.  Non-performing loans increased to $687,000 at September 30, 2007, from $292,000 at December 31, 2006, primarily as a result of four non-performing first and second mortgage loans, which make up $579,000 of the non-performing total.  Non-performing loans to total loans increased to 0.31% at September 30, 2007, from 0.14% at December 31, 2006.

Securities.  Our securities portfolio consists of mortgage-backed securities, all of which are designated as available for sale.  The securities portfolio decreased $56,000, or 32.9%, to $114,000 at September 30, 2007 from $170,000 at December 31, 2006.

Deposits.  Total deposits increased by $16.0 million, or 8.9%, to $197.0 million at September 30, 2007, from $181.0 million at December 31, 2006.  During the nine months, time deposits increased $20.5 million and demand deposits and interest-bearing checking accounts increased $7.2 million, while savings and money market accounts decreased $11.0 million.  Total deposits increased as a result of our success in requiring our commercial borrowers to establish deposit accounts with us.  The increase in time deposits and the decrease in money market and savings accounts also was the result of depositors transferring funds between these accounts to achieve higher rates.

Borrowings.  Federal Home Loan Bank advances decreased $1.0 million, or 4.6%, to $21.0 million at September 30, 2007 from $22.0 million at December 31, 2006.  We continue to rely on Federal Home Loan Bank advances to fund loan growth when deposit growth is insufficient to fund loan growth.  This reliance on borrowings, rather than deposits, generally increases our overall cost of funds.

Equity.  Total equity increased $485,000, or 3.1%, to $16.1 million at September 30, 2007, from $15.6 million at December 31, 2006, primarily as a result of earnings of $483,000 for the nine months.

Comparison of Results of Operation for the Three and Nine Months Ended September 30, 2007 and 2006

General.  Net income decreased $225,000 to $72,000 for the three months ended September 30, 2007 from $297,000 for the three months ended September 30, 2006.  The primary reason for this decrease for the three-month period is the $175,000 provision for loan losses.  Net income decreased $1.8 million to $483,000 for the nine months ended September 30, 2007 from $2.3 million for the nine months ended September 30, 2006.  The primary reason for this decrease for the nine-month periods was our change to a third-party provider for credit card services and the related June 2006 sale of our existing credit card portfolio at a gain of $2.3 million (pre-tax).

Interest Income.  Interest income increased by $629,000, or 18.8%, to $4.0 million for the three months ended September 30, 2007 from $3.3 million for the three months ended September 30, 2006.  Interest income increased by $781,000, or 7.6%, to $11.1 million for the nine months ended September 30, 2007, from $10.3 million for the nine months ended September 30, 2006.  The increase in interest income for both periods was primarily related to the increased volume of loans outstanding during the period.

The weighted average yield on loans decreased from 7.01% for the nine months ended September 30, 2006, to 6.91% for the nine months ended September 30, 2007.  The decrease was primarily the result of the sale of the relatively higher yielding credit card portfolio in September 2006.  We anticipate our weighted average yield on loans will improve as we continue to emphasize higher yielding commercial real estate and commercial business loans.

Interest Expense.  Interest expense increased $521,000, or 32.7%, to $2.1 million for the three months ended September 30, 2007, from $1.6 million for the three months ended September 30, 2006.  Interest expense increased $1.2 million, or 27.1%, to $5.8 million for the nine months ended September 30, 2007, from $4.6 million for the nine months ended September 30, 2006.  The increase in interest expense for both periods was primarily due to the increased levels of time deposits and Federal Home Loan Bank advances, and the higher interest rates paid on those funds as a result of the rising interest rate environment.  Our weighted average cost of interest-bearing liabilities was 3.71% for the nine months ended September 30, 2007, compared to 3.20% for the same period in 2006.

Interest paid on deposits increased $367,000, or 26.0%, to $1.8 million for the three months ended September 30, 2007, as compared to $1.4 million for the three months ended September 30, 2006.  Interest paid on deposits increased $854,000, or 21.8%, to $4.8 million for the nine months ended September 30, 2007, as compared to $3.9 million for the nine months ended September 30, 2006.  The increase for both periods resulted primarily from an increase in the average balance of time deposits.  Our average balance of time deposits was $103.0 million during the three months ended September 30, 2007, compared to $80.0 million during the three months ended September 30, 2006, and $93.4 million during the nine months ended September 30, 2007, compared to $78.0 million during the nine months ended September 30, 2006.  We also experienced a 69 basis point increase in the average rate paid on deposits during the three-month period, and a 71 basis point increase in the average rate paid on deposits during the nine-month period.  This increase in average rates were offset partially by decreases in the average balance of outstanding savings and money market accounts of $14.0 million during the three month period and $14.7 million during the nine month period.

Interest expense on Federal Home Loan Bank advances increased $155,000, or 87.6%, to $332,000 for the three months ended September 30, 2007 from $177,000 for the three months ended September 30, 2006.  Interest expense on Federal Home Loan Bank advances increased $391,000, or 58.3%, to $1.1 million for the nine months ended September 30, 2007 from $671,000 for the nine months ended September 30, 2006.  The increase resulted from an increase in the average balance of outstanding Federal Home Loan Bank advances of $9.1 million, to $27.8 million for the nine months ended September 30, 2007, from $18.7 million for the nine months ended September 30, 2006.  In addition, the cost of Federal Home Loan Bank advances increased 31 basis points from the 2006 nine-month period to the 2007 nine-month period.

Net Interest Income.  Net interest income increased $108,000, or 6.2%, to $1.9 million for the three months ended September 30, 2007, from $1.8 million for the three months ended September 30, 2006.  The increase in net interest income for the three-month period primarily resulted from higher yields earned on our increasing commercial loan portfolios.  Net interest income decreased $463,000, or 8.1%, to $5.3 million for the nine months ended September 30, 2007, from $5.7 million for the nine months ended September 30, 2006.  The decrease in net interest income for the nine-month period, primarily resulted from an increase in our cost of funds caused by the continued rising interest rate environment and a decrease in our average yield on loans as a result of the transfer of our relatively higher yielding credit card portfolio.  Our net interest margin was 3.27% for the nine months ended September 30, 2007, compared to 3.89% for the nine months ended September 30, 2006.

Provision for Loan Losses.  A provision of $175,000 was made during the three months ended September 30, 2007, and no provision was made during the three months ended September 30, 2006.  This was primarily attributable to small increases in delinquencies and non-performing loans, a decline in the local residential housing market and increases in our commercial loan portfolio, an increase in our overall loan portfolio and changing conditions in the real estate market in the Puget Sound area.  At September 30, 2007, the annualized ratio of net charge-offs to average loans decreased 11 basis points to 0.06% from 0.17% at September 30, 2006.  The ratio of non-performing loans to total loans increased from 0.28% at September 30, 2006 to 0.31% at September 30, 2007, primarily due to the addition of four non-performing first and second mortgage loans.

Noninterest Income.  Noninterest income decreased $57,000, or 10.6%, to $482,000 for the three months ended September 30, 2007, from $539,000 for the three months ended September 30, 2006.  This decrease for the three-month period reflects a $93,000 or 20.6% decrease in fees and services charges, from $452,000 for the 2006 period to $359,000 for the 2007 period, primarily due to lower fees on deposit accounts.  Noninterest income decreased $2.4 million, or 60.1%, to $1.6 million for the nine months ended September 30, 2007, from $4.0 million for the nine months ended September 30, 2006.  The overall decrease for the nine-month period is the result of the $2.3 million one-time gain resulting from the sale of the credit card portfolio in June 2006.

Noninterest Expense.  Noninterest expense increased $230,000, or 12.4%, to $2.1 million for the three months ended September 30, 2007, compared to $1.9 million for the three months ended September 30, 2006.  Noninterest expense decreased $62,000, or 1.0%, to $6.0 million for the nine months ended September 30, 2007, compared to $6.1 million for the nine months ended September 30, 2006.  The increase in the three-month period was primarily the result of higher data processing expenses due to a change in service providers.  The decrease in the nine-month period was primarily the result of the elimination of the expenses of maintaining a credit card portfolio in the 2007 period.  In addition, a senior officer responsible for business lending left us late in 2006 and was not replaced until May 2007.  This resulted in lower salary and benefits expense during the first four months of 2007, as compared to the same period in 2006.

Income Tax Expense.  In the first nine months of 2007, we incurred income tax expense of $179,000 on our pre-tax income as compared to $1.1 million for the first nine months of 2006.  The higher expense in 2006 was a result of the gain on the sale of our credit card portfolio.  In addition, our effective tax rate decreased during the 2007 period, because one of our larger loans qualified for tax exempt status.

Off-Balance Sheet Arrangements

In the normal course of operations, Sound Community Bank engages in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For  the nine months ended September 30, 2007, and the year ended December 31, 2006, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

A summary of our off-balance sheet commitments to extend credit at September 30, 2007, is as follows:

Off-balance sheet loan commitments:
Commitments to make loans	$2,743,000
Unfunded Letters of Credit	1,075,000
Undisbursed portion of loans closed	3,296,000
Unused lines of credit	31,914,000
Total loan commitments	$39,028,000

Capital

Sound Community Bank is subject to minimum capital requirements imposed by the OTS.  Based on its capital levels at September 30, 2007, Sound Community Bank exceeded these requirements as of that date and continues to exceed them as of the date of this prospectus.  Consistent with our goals to operate a sound and profitable organization, our policy is for Sound Community Bank to maintain a “well-capitalized” status under the capital categories of the OTS.  Based on capital levels at September 30, 2007, Sound Community Bank was considered to be well-capitalized.

	Actual		Minimum Capital Requirements		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Risk-Based Capital (to risk-weighted assets)	$16,871	10.62%	$12,706	8.00%	$15,883	10.00%

Core Capital (to risk-weighted assets)	$16,049	10.10%	6,353	6.00%	$9,350	6.00%

Core Capital (to total adjusted assets)	$16,049	6.77%	$9,748	4.00%	$11,848	5.00%

The capital raised in our pending stock offering, with net proceeds estimated to be between $10.1 million and $13.9 million, will significantly increase our regulatory capital levels and ratios.  Based upon our existing capital, and the capital to be raised in this offering, we believe that we will have sufficient capital to carry out our proposed business plan for at least the next year and to meet any applicable regulatory capital requirements during that period.

Impact of Inflation

The effects of price changes and inflation can vary substantially for most financial institutions.   While management believes that inflation affects the growth of total assets, it believes that it is difficult to assess the overall impact.   Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of the inflationary changes in the consumer price index (“CPI”) coincides with changes in interest rates.   The price of one or more of the components of the CPI may fluctuate considerably and thereby influence the overall CPI without having a corresponding affect on interest rates or upon the cost of those good and services normally purchased by Sound Community Bank.   In years of high inflation and high interest rates, intermediate and long-term interest rates tend to increase, thereby adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans.   In addition, higher short-term interest rates caused by inflation tend to increase the cost of funds.   In other years, the opposite may occur.

Item 3                    Controls and Procedures

An evaluation of the Company's disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act") as of September 30, 2007, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the quarter ended September 30, 2007, that has materially affected, or is likely to materially affect our internal control over financial reporting.

The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business. While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

The Company does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II OTHER INFORMATION

Item 1             Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings.  In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 2             Unregistered Sales of Equity Securities and use of Proceeds

(a)           Recent Sales of Unregistered Securities

Nothing to report.

(b)           Use of Proceeds

Nothing to report.

(c)           Stock Repurchases

Nothing to report.

Item 3          Defaults Upon Senior Securities

Nothing to report.

Item 4           Submission of Matters to a Vote of Security Holders

Nothing to report.

Item 5.   Other Information

Nothing to report.

Item 6	Exhibits

Regulation S–B Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
2	Plan of Reorganization and Stock Issuance	*
3.1	Charter for Sound Financial, Inc.	*
3.2	Bylaws of Sound Financial, Inc.	**
4	Form of Stock Certificate of Sound Financial, Inc.	**
10.1	Employment Agreement with Laura Lee Stewart	*
10.2	Executive Long Term Compensation Agreement with Laura Lee Stewart	*
10.3	Executive Long Term Compensation Agreement with Patricia Floyd	*
10.4	Sound Community Incentive Compensation Achievement Plan	*
10.5	Summary of Annual Bonus Plan	*
10.6	Summary of Quarterly Bonus Plan	*
10.7	2007 Director Fee Arrangements	*
10.8	Letter Agreement regarding Appraisal Services	*
14	Code of Conduct and Ethics	+
15	Letter on unaudited interim financial information	None
18	Letter re change in accounting principles	None
19	Reports furnished to security holders	None
20	Other documents to security holders or incorporated by reference	None
22	Published report on matters submitted for shareholder vote	None
23	Consents	None
24	Power of Attorney	None
31.1	Rule 13a–14(a) Certification of Chief Executive Officer	31.1
31.2	Rule 13a–14(a) Certification of Chief Financial Officer	31.2
32	Section 1350 Certification	32
*	Filed as an exhibit to the Company's Form SB–2 registration statement filed on September 20, 2007 (File No.333–146196) pursuant to Section 5 of the Securities Act of 1933.
**
Filed as an exhibit to Pre-effective Amendment No. 1 to the Company's Form SB–2 registration statement filed on November 2, 2007 (File No.333–146196) pursuant to Section 5 of the Securities Act of 1933.

+	Company is in formation and will not be chartered until the closing of its stock offering. It will adopt a Code of Conduct and Ethics at its organization.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUND FINANICAL, INC.

December 21, 2007                                                                                     By:        /s/  Laura Lee Stewart
Laura Lee. Stewart
President and Chief Executive Officer

December 21, 2007                                                                                     By:        /s/  Matthew P. Deines
Matthew P. Deines
Executive Vice President and
Chief Financial Officer