Form 10-K
period 2007-12-31
Sound Financial, Inc.
filed 2008-03-31
CIK 1410087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NUMBER 000-52889

Sound Financial, Inc.
(Exact Name of Registrant as Specified in its Charter)

United States	26-0776123
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2005 5th Avenue, Suite 200, Seattle Washington (Address of principal executive offices)	98121 (Zip Code)

Registrant’s telephone number, including area code:  (206) 448-0884

Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class                                                                                       Name of each exchange on which registered
Common Stock, par value $.01 per share                                  None

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES [   ]    NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES [   ]    NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [ X  ]  NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.  (Check one)

Large accelerated filer                Accelerated filer                Non-accelerated filer                Smaller reporting company    X
              (Do not check if smaller
        reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [   ]    NO [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $0.

As of March 17, 2008, there were issued and outstanding 2,948,063 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K--Portions of registrant’s Proxy Statement for its 2008 Annual Meeting of Shareholders.

PART I

Item 1.                      Business

General

Sound Financial, Inc. (“Sound Financial” or the “Company”) was incorporated under federal law on January 8, 2008, to hold all of the stock of Sound Community Bank (sometimes referred to herein as the “Bank”).  Sound Financial is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision.  On an unconsolidated basis, Sound Financial’s assets consist of all of the outstanding shares of common stock of Sound Community Bank, $3 million in cash and a loan to the Sound Financial employee stock ownership plan.  Sound Financial has no significant liabilities.  The words “we,” “our” and “us” refer to Sound Financial and Sound Community Bank on a consolidated basis.

Sound Financial sold 1,297,148 shares of common stock to investors at $10.00 per share in a subscription offering, which closed on January 8, 2008.  Those shares constitute 44% of the outstanding shares of common stock of Sound Financial.  In connection with the closing of the offering, Sound Financial also issued 29,480 shares of common stock to Sound Community Foundation, a charitable foundation created by Sound Community Bank in connection with the mutual holding company reorganization and subscription offering.  The remaining 1,621,435 shares of common stock of Sound Financial outstanding were issued in accordance with federal law to Sound Community MHC, a federal mutual holding company (“MHC”).

Sound Financial raised $12,971,480 in its public offering and after paying $882,000 in offering expenses (as of the closing date), it contributed $8,000,000 to the Bank, lent $1,155,600 to fund its employee stock ownership plan’s purchase of shares in the offering and retained the remaining $2,934,000 for working capital.  As the MHC reorganization and stock offering were completed subsequent to the year ended December 31, 2007, the information in this document relates primarily to the Bank, except as otherwise indicated.

At December 31, 2007, the Company had total assets of $237 million, deposits of $203 million and stockholders’ equity of $16 million.  Our executive offices are located at 2005 5th Avenue, Seattle Washington 98121.  The shares of Sound Financial are traded on the Over-the-Counter Electronic Bulletin Board under the symbol "SNFL."

The management of Sound Financial and Sound Community Bank are substantially the same and Sound Financial uses the offices of Sound Community Bank.  Sound Financial utilizes the support staff of Sound Community Bank from time to time and pays Sound Community Bank for this expense.  If Sound Financial expands or changes its business in the future, we may hire our own employees.

Substantially all of Sound Financial’s business is conducted through the Bank, which is a federal savings bank subject to extensive regulation by the OTS.  Sound Community Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”).

Sound Community Bank was originally chartered as a credit union in 1953 as the Associated Grocers Employees Federal Credit Union.  By the late 1980’s, the members of the credit union expanded from employees of Associated Grocers to employees of other employee groups.  In the 1990’s, the credit union was serving employees of approximately 450 small companies.  In 1992, it changed its name to Credit Union of the Pacific.  On May 19, 2003, Sound Community Bank converted its charter from a state-chartered credit union to a federally chartered savings bank.  On that date the name was changed from Credit Union of the Pacific to Sound Community Bank, and the Bank became a taxable organization.

Our principal business consists of attracting retail deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one- to four-family residences (including home equity loans and lines of credit), and commercial real estate, consumer loans and, to a lesser extent, construction and development loans and commercial business loans.  We offer a wide variety of secured and unsecured consumer loan products, including manufactured home loans, automobile loans, and boat and recreational vehicle loans.

Forward-Looking Statements

This Form 10-K contains various forward-looking statements that are based on assumptions and describe our future plans and strategies and our expectations.  These forward-looking statements are generally identified by words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar words.  Our ability to predict results or the actual effect of future plans or strategies is uncertain.  Factors which could cause actual results to differ materially from those estimated include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of our loan and investment portfolios, demand for our loan products, deposit flows, our operating expenses, competition, demand for financial services in our market areas and accounting principles and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements, and you should not rely too much on these statements.  We do not undertake, and specifically disclaim, any obligation to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Market Area

Our primary market area is the Puget Sound region.  We are headquartered in Seattle, Washington and have five retail offices.  Four of our offices are located within the Seattle-Tacoma-Bellevue Metropolitan Statistical Area, which consists of King, Pierce and Snohomish counties.  Based on the most recent branch deposit data provided by the FDIC, our share of deposits in that market was approximately 0.18%.  Our fifth office, in Clallam County, has 4.7% of the deposits in that market.  See “- Competition.”

Our market area includes a diverse population of management, professional and sales personnel, office employees, manufacturing and transportation workers, service industry workers and government employees, as well as retired and self-employed individuals.  The population has a skilled work force with a wide range of education levels and ethnic backgrounds.  Major employment sectors include information and communications technology, financial services, manufacturing, maritime, biotechnology, education, health and social services, retail trades, transportation and professional services.  The largest employers headquartered in our market area include Boeing, Microsoft, Costco, Nordstrom, Amazon.com, Starbucks, Safeco, Washington Mutual and Weyerhaeuser.

The economy of this region has performed well over the last few years, spurred on by strong growth despite the downsizing of one of its major employers, the Boeing Company, during the past decade.  Median household income and per capita income for our market area are above the state and national averages, reflecting strong job growth in our market area during 2007.  For the month of July 2007, our market area reported an unemployment rate of 4.1%, as compared to the national average of 4.6%, according to the latest available information.  A reduction in the economic growth in our market area can have an adverse impact on the level of our construction and commercial lending.

Lending Activities

       The following table presents information concerning the composition of Sound Community Bank’s loan portfolio by the type of loan as of the dates indicated.

	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Real estate loans:
One- to four-family	$84,788	38.37%	$86,102	41.60%	$75,554	39.34%	$67,599	42.55%	$65,856	49.22%
Home equity	45,374	20.53	39,302	18.99	28,534	14.86	23,841	15.01	18,450	13.79
Commercial	25,013	11.32	17,501	8.46	15,548	8.10	15,042	9.47	11,446	8.55
Construction or development	8,622	3.90	9,459	4.57	7,777	4.05	5,163	3.25	2,747	2.05
Total real estate loans	163,797	74.12	152,364	73.62	127,413	66.35	111,645	70.27	98,499	73.61

Consumer loans:
Manufactured homes	22,495	10.18	19,785	9.56	16,648	8.67	9,702	6.11	2,357	1.76
Automobile	15,078	6.82	17,272	8.35	18,138	9.44	15,964	10.05	14,835	11.09
Credit Card	---	---	---	---	12,196	6.35	11,747	7.39	11,929	8.92
Other	8,818	3.99	9,932	4.79	6,478	3.37	5,223	3.29	3,577	2.67
Total consumer loans	46,391	20.99	46,989	22.71	53,460	27.84	42,636	26.84	32,698	24.44

Commercial business loans	10,803	4.89	7,600	3.67	11,168	5.82	4,588	2.89	2,608	1.95

Total loans	220,991	100.00%	206,953	100.00%	192,041	100.00%	158,869	100.00%	133,805	100.00%

Less:
Deferred fees and discounts	(65)		12		185		131		125
Loans held for sale	822		1,307		1,069		---		---
Allowance for losses	828		822		1,321		1,033		826
Total loans, net	$219,406		$204,812		$189,466		$157,705		$132,854

       The following table shows the composition of our loan portfolio in dollar amounts and in percentages by fixed and adjustable rate loans at the dates indicated.

	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Fixed- rate loans:
Real estate loans:
One- to four-family(1)	$66,335	30.02%	$74,159	35.83%	$69,100	35.98%	$63,725	40.11%	$63,014	47.09%
Home equity	17,814	8.05	18,159	8.77	7,655	3.99	6,304	3.97	4,361	3.26
Commercial	17,250	7.81	12,000	5.80	11,088	5.77	7,813	4.92	5,301	3.96
Construction or development	5,583	2.53	7,056	3.41	3,461	1.80	1,788	1.13	1,302	0.97
Total real estate loans	106,982	48.41	111,374	53.82	91,304	47.54	79,630	50.12	73,978	55.29

Manufactured homes	22,495	10.18	19,785	9.56	16,648	8.67	9,702	6.11	2,357	1.76
Automobile	15,078	6.82	17,272	8.35	18,138	9.44	15,964	10.05	14,835	11.09
Credit card	---	---	---	---	3,138	1.63	5,595	3.52	5,207	3.89
Other consumer	7,119	3.22	9,148	4.42	5,755	3.00	4,421	2.78	2,754	2.06
Commercial business loans	5,539	2.51	4,121	1.99	3,750	1.95	1,674	1.05	1,401	1.05
Total fixed-rate loans	157,213	71.14	161,700	78.13	138,733	72.24	116,986	73.64	100,532	75.13

Adjustable- rate loans:
Real estate loans:
One- to four-family	18,453	8.35	11,942	5.77	6,453	3.36	3,875	2.44	2,842	2.12
Home equity	27,560	12.47	21,143	10.22	20,879	10.87	17,537	11.04	14,089	10.53
Commercial	7,764	3.51	5,502	2.66	4,460	2.32	7,228	4.55	6,145	4.59
Construction or development	3,039	1.38	2,403	1.16	4,316	2.25	3,375	2.12	1,445	1.08
Total real estate loans	56,816	25.71	40,990	19.81	36,108	18.80	32,015	20.15	24,521	18.33

Credit card	---	---	---	---	9,058	4.72	6,152	3.87	6,722	5.02
Other consumer	1,698	0.77	784	0.38	724	0.38	802	0.50	823	0.62
Commercial business loans	5,264	2.38	3,479	1.68	7,418	3.86	2,914	1.83	1,207	0.90
Total adjustable-rate loans	63,778	28.86	45,253	21.87	53,308	27.76	41,883	26.36	33,273	24.87

Total loans	220,991	100.00%	206,953	100.00%	192,041	100.00%	158,869	100.00%	133,805	100.00%
Less:
Deferred fees and discounts	(65)		12		185		131		125
Loans held for sale	822		1,307		1,069		---		---
Allowance for losses	828		822		1,321		1,033		826
Total loans, net	$219,406		$204,812		$189,466		$157,705		$132,854

______________________________
(1) Includes 30-year loans with a one-time rate adjustment five to seven years after origination, which at December 31, 2007, totaled $32 million, or 48.9% of our fixed-rate residential mortgages.

The following schedule illustrates the contractual maturity of our loan portfolio at December 31, 2007.  Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate Mortgages
	One- to Four- Family		Home Equity Loans		Commercial		Construction or Development		Consumer		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
2008(1)	$1,656	5.61%	$489	9.14%	$6,573	7.21%	$5,365	7.51%	$1,314	13.39%	$5,099	8.48%	$20,496	7.92%
2009	2,614	5.51	186	6.16	1,601	7.29	937	10.25	1,644	7.25	1,049	8.53	8,031	7.18
2010	7,878	4.84	226	6.15	800	7.15	---	---	3,051	7.46	678	8.20	12,633	5.82
2011	5,193	5.62	515	6.07	559	6.00	---	---	4,881	7.15	292	9.03	11,440	6.40
2012 to 2013	14,933	6.41	2,417	6.35	3,024	7.01	---	---	7,533	8.02	1,510	7.85	29,417	6.95
2014 to 2018	10,490	5.91	13,740	6.32	10,540	6.98	---	---	5,784	7.75	1,799	7.38	42,353	6.62
2019 to 2023	7,665	6.24	13,129	7.33	1,905	6.61	---	---	12,252	8.93	24	7.38	34,975	7.61
2024 and following	34,359	5.56	14,672	6.46	2,331	7.34	---	---	9,932	7.89	352	7.32	61,646	6.23
Total	$84,788	5.75%	$45,374	6.68%	$27,333	7.05%	$6,302	7.92%	$46,391	8.19%	$10,803	8.18%	$220,991	6.80%

___________________________________________

(1)  Includes demand loans, loans having no stated maturity, overdraft loans and loans held for sale.

The total amount of loans due after December 31, 2008, which have predetermined interest rates, is $147.5 million, while the total amount of loans due after such date, which have floating or adjustable interest rates is $53.0 million.

Lending Authority.  The Senior Vice President – Lending Manager and our Chief Executive Officer may approve unsecured consumer loans up to $200,000 and $500,000, respectively, and up to $700,000 together.  They also may approve secured consumer loans and residential mortgage and construction and development loans up to $500,000 and $750,000, respectively and up to $1,250,000 together.  The Senior Vice President – Chief Credit Officer and our Chief Executive Officer may approve unsecured commercial loans up to $500,000 alone or $1.0 million together and secured commercial loans up to $750,000 alone or $1.5 million together.  Loans over these amounts or otherwise outside our general underwriting guidelines must be approved by the entire board of directors or a committee thereof.

At December 31, 2007, the maximum amount under federal law that we could lend to any one borrower and the borrower’s related entities was approximately $2.4 million.  Our five largest lending relationships are with commercial borrowers and totaled $10.7 million in the aggregate, or 4.8% of our $221.0 million loan portfolio, at December 31, 2007.  The largest relationship consists of $2.3 million in loans to an individual’s land development company and on his leased commercial real estate and principal residence; which are secured by the underlying real estate.  The next four largest lending relationships at December 31, 2007, were $2.2 million to a real estate company, which is secured by a 250-acre parcel of land being developed for high-end residences; $2.1 million to an equipment leasing company, which is secured by receivables; $2.1 million to an individual and four of his businesses, which are secured by receivables, inventory and equipment and a personal residence and $2.0 million to an individual’s land development company and to that individual for his investment in that company, which is secured by the underlying real estate.  All of these loans were current as of December 31, 2007.  At December 31, 2007, we had no other lending relationships that exceeded $2 million.

One- to Four-Family Real Estate Lending.  We originate loans secured by first mortgages on one- to four-family residences primarily in our market area.  We originate one- to four-family residential mortgage loans primarily through referrals from real estate agents, builders and from existing customers.  Walk-in customers are also important sources of loan originations.  Since converting from a credit union to a federal mutual savings bank in 2003, we have expanded our target residential mortgage market to include individuals who are not members, with an emphasis on increasing the number and amount of residential real estate loan originations.

A portion of the one- to four-family loans we originate are funded by us and retained in our portfolio and others are originated and sold into the secondary market, with servicing retained for continued customer contact and service.  This mortgage banking element of our residential lending business allows us to originate more loans with the same funds by reinvesting sales proceeds in more residential mortgage loans.  The sale of mortgage loans enhances our interest rate risk, provides a stream of securing income that improves earnings, enhances our liquidity and enables us to originate more loans at our current capital level than if we held them in portfolio.  We are seeking potential purchasers for loans currently in our portfolio that are not saleable to Fannie Mae to increase these benefits to our operations.  From 2005 through 2007, our mortgage loan originations decreased primarily due to a decrease in refinancing activity.  We are currently selling a portion of our residential mortgage loan originations, including conforming fixed-rate loans, on a servicing retained basis.  See “- Loan Originations, Purchases, Sales, Repayments and Servicing.”  At December 31, 2007, one- to four-family residential mortgage loans (including loans held for sale) totaled $84.8 million, or 38.1%, of our gross loan portfolio, of which $66.3 million were fixed-rate loans and $18.5 million were adjustable rate loans.

Substantially all of the loans we retain in our portfolio consist of loans that are not saleable to Fannie Mae.  We do not offer subprime loan programs.  We do originate some Alt-A, stated income (no income verification) and low-doc loans; however, we do not actively seek these types of loans.  These Alt-A, stated income and low-doc loans generally are originated with existing customers and are subject to one or more stringent underwriting criteria, including lower loan-to-value ratios, lower debt-to-income ratios and higher required credit scores.  All these loans are charged a higher rate of interest than the rate charged on loans conforming to Fannie Mae guidelines, based on the additional credit risk.

We generally underwrite our one- to four-family loans based on the applicant’s employment and credit history and the appraised value of the subject property.  We generally lend up to 90% of the lesser of the appraised value or purchase price for one- to four-family first mortgage loans, and up to 80% for non-owner occupied first mortgage loans.  For first mortgage loans with a loan-to-value ratio in excess of 90%, we generally require private mortgage insurance in order to reduce our exposure below 90%.  Second mortgages on one- to four-family residences, whether owner occupied or not, are made up to 100% of the appraised value.  Properties securing our one- to four-family loans are generally appraised by independent fee appraisers who are selected in accordance with criteria approved by the board of directors.  We require our borrowers to obtain title and hazard insurance, and flood insurance, if necessary.

We currently originate one- to four-family mortgage loans on a fixed-rate basis and, to a lesser extent, an adjustable-rate basis, as customer demand dictates.  Our pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with our asset/liability management objectives.  During the year ended December 31, 2007, we originated $30.6 million of one- to four-family fixed-rate mortgage loans and $9.1 million of one- to four-family ARM loans.

Fixed-rate loans secured by one- to four-family residences have contractual maturities of up to 40 years and are generally fully amortizing, with payments due monthly.  Currently, adjustable rate mortgages are offered with annual adjustments and life-time rate caps that vary based on the product, generally with a maximum annual rate change of 2.0% and a maximum overall rate change of 6.0%.  We generally use the rate on one-year Treasury Bills to reprice our ARM loans.  As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as our cost of funds.

ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s payment rises, increasing the potential for default.  We have not experienced significant delinquencies in our one- to four-family loan portfolio, including our ARM loans.  However, the majority of these loans have been originated within the past several years, when rates were historically low.  We have offered some teaser rates for the initial loan rate on our ARM loans but not at significant discounts from our prevailing rates.  See “- Asset Quality -- Non-performing Assets” and “-- Classified Assets.”

Most of our loans are written using generally accepted underwriting guidelines, and are readily saleable to Freddie Mac, Fannie Mae, or other private investors.  Our real estate loans generally contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property.  The average size of our one- to four-family residential loans was approximately $147,000 at December 31, 2007.

Home Equity Lending.  Our home equity loans, consisting of fixed-rate loans and variable-rate lines of credit, have been increasing in amount and as a percentage of our portfolio consistently over the past several years.  At December 31, 2007, home equity lines of credit totaled $27.6 million and home equity loans totaled $17.8 million, or 20.6% of our gross loan portfolio.  The lines of credit may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan (less any prior mortgage loans).  Home equity lines of credit are originated for up to $400,000 with an adjustable rate of interest, based on the one-year Treasury bill rate plus a margin.  Home equity lines of credit generally have up to a ten-year draw period and amounts may be reborrowed after payment at any time during the draw period.  Once the draw period has lapsed, the payment is amortized over a 15-year period based on the loan balance at that time.  We charge a $50 annual fee on each outstanding home equity line of credit and require monthly interest-only payments on the entire drawn amount.  At December 31, 2007, unfunded commitments on these lines of credit totaled $20.0 million.

Our fixed-rate home equity loans are originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the appraised value of the subject property for home equity loans.  These loans may have terms for up to 20 years and are fully amortizing.

Commercial Real Estate Lending.  We offer a variety of commercial real estate loans.  Most of these loans are secured by commercial income producing properties, including retail centers, warehouses and office buildings located in our market areas.  We have a limited amount of loans secured by multi-family residences, which we include in our commercial real estate portfolio.  At December 31, 2007, commercial real estate loans totaled $27.3 million, or 12.4%, of our gross loan portfolio.

Our loans secured by commercial real estate are generally originated with a fixed interest rate for a five-year term and a 20 to 25 year amortization period.  At the end of the initial five-year term, there is a balloon payment or the loan reprices at prime plus 1% to 2% for another five years.  Loan-to-value ratios on our commercial real estate loans typically do not exceed 80% of the appraised value of the property securing the loan.

Loans secured by commercial real estate are generally underwritten based on the net operating income of the property and the financial strength of the borrower.  The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt plus an additional coverage requirement.  We generally require an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt.  Appraisals on properties securing commercial real estate loans are performed by independent state certified or licensed fee appraisers.

We do not generally maintain insurance or tax escrows for loans secured by commercial real estate.  In order to monitor the adequacy of cash flows on income-producing properties, the borrower is required to provide annual financial information.

Loans secured by commercial real estate properties generally involve a greater degree of credit risk than one- to four-family residential mortgage loans.  These loans typically involve large balances to single borrowers or groups of related borrowers.  Because payments on loans secured by commercial and multi-family real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy.  If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired.  Our largest commercial real estate loan at December 31, 2007, totaled $2.3 million and is secured by land held for development.  At December 31, 2007, this loan was performing in accordance with the terms of the notes.

Construction or Development Lending.  We originate construction loans secured by single-family residences and commercial real estate.  We also originate loans secured by tracts of land for development.  At December 31, 2007, our construction and development loans totaled $8.6 million, or 3.9%, of our gross loan portfolio.

Construction loans to individuals and contractors for the construction and acquisition of personal residences totaled $2.3 million, or 63.1%, of our construction and development portfolio.  At December 31, 2007, the unadvanced portion of these construction loans totaled $1.4 million.

Our construction loans generally provide for the payment of interest only during the construction phase, which is typically up to 12 months.  At the end of the construction phase, the construction loan generally either converts to a longer term mortgage loan or is paid off through a permanent loan from another lender.  Construction loans are made up to the lesser of a maximum loan-to-value ratio of 100% of cost or 80% of appraised value at completion.  At December 31, 2007, our largest residential construction mortgage loan commitment was for $600,000, $357,000 of which had been disbursed.  This loan was performing according to its terms.  The average outstanding residential construction loan balance was approximately $145,000 at December 31, 2007.

Before making a commitment to fund a residential construction loan, we require an appraisal of the subject property by an independent licensed appraiser.  We also review and inspect each project before disbursement of funds during the term of the construction loan.  Loan proceeds are disbursed after inspection based on the percentage of completion method.

We make development loans to builders or residential lot developers.  These loans involve a higher decree of credit risk similar to commercial construction loans.  At December 31, 2007, we had a total of $6.3 million in development loans to builders and residential lot developers, with our largest development loan being a $2.3 million loan. These land loans also involve additional risks because the loan amount is made based on the projected value of the lots after construction.  We make these loans for up to 75% of the estimated value for up to two years.  These loans are required to be paid on an accelerated basis as the lots are sold, so that we are repaid before all the lots are sold.

We have done a limited amount of commercial real estate construction loans for small retail properties.  These loans are underwritten with terms similar to our permanent commercial real estate loans with special construction financing for up to two years under terms similar to our residential construction loans.  We had no construction loans secured by commercial real estate at December 31, 2007.

Construction financing is generally considered to involve a higher degree of credit risk than longer-term financing on improved, owner-occupied real estate.  Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions.  If the estimate of construction costs is inaccurate, we may be required to advance funds beyond the amount originally committed in order to protect the value of the property.  Additionally, if the estimate of value is inaccurate, we may be confronted with a project that, when completed, has a value that is insufficient to generate full payment.

Consumer Lending.  We offer a variety of secured consumer loans, including new and used manufactured home, automobile, motorcycle, boat and other recreational vehicle loans, student loans and loans secured by savings deposits.  We also offer unsecured consumer loans.  We originate our consumer loans primarily in our market areas.

We originate new and used manufactured home loans.  Our involvement in this type of lending increased significantly after 2004, because a large financial institution in the area ceased making manufactured home loans.  The yields on these loans are higher than that on our other residential lending products and the portfolio has performed reasonably well with an acceptable level of risk and loss in exchange for the higher yield.  Our weighted average yield on manufactured home loans at December 31, 2007 was 8.69%, compared to 5.75% for one- to four-family residential mortgages, including loans held for sale.  At December 31, 2007, these loans totaled $22.5 million, or 48.9% of our consumer loans and 10.2% of total loan portfolio.  These loans are generally made for up to 90% of the lesser of the appraised value or purchase price up to $200,000, and with terms typically up to 20 years.  We generally charge a 1% fee at origination.  All our manufactured home loans are made on a direct basis.  We underwrite these loans based on our review of creditworthiness of the borrower, including credit scores, and the value of the collateral, for which we perfect a security interest under Washington law.

Manufactured home loans are higher risk than loans secured by residential real property, though this risk is reduced if the owner also owns the land on which the home is located.  A small portion of our manufactured home loans involve properties on which we also have financed the land for the owner.  The primary additional risk in manufactured home loans is the difficulty in obtaining adequate value for the collateral due to the cost and limited ability to move the collateral.  Several manufactured housing parks in the Puget Sound area are closing, though government requirements have slowed down the process.  As a result, in addition to the cost of moving a manufactured home, it is difficult to find a new location.  This can result in increased defaults and lower recovery on repossession.  These loans tend to be made to retired individuals and first-time homebuyers.  First-time homebuyers of manufactured homes tend to be a higher credit risk than first-time homebuyers of single family residences, due to more limited financial resources.  As a result, these loans have a higher probability of default, higher delinquency rates and greater servicing and collateral recovery costs than single family residential loans and other types of consumer loans.  We maintain a reserve to address this additional risk.  We attempt to workout delinquent loans with the borrower and, if that is not successful, any repossessed manufactured homes are repossessed and sold.  At December 31, 2007, $37,000 or 0.16% of our manufactured home loans were non-performing.

We make loans on new and used automobiles.  Our automobile loan portfolio totaled $15.1 million at December 31, 2007, or 32.5% of our consumer loan portfolio and 6.9% of our gross loan portfolio.  Automobile loans may be written for a term of up to seven years for new cars and six years for used cars and have fixed rates of interest.  Loan-to-value ratios are up to 100% of the lesser of the purchase price or the National Automobile Dealers Association value for auto loans, though the total loan-to-value may be 120% of the book value with the difference applied to tax, licenses, title and mechanical breakdown and gap insurance.  We follow our internal underwriting guidelines in evaluating automobile loans, including credit scoring.

Our consumer loans also include loans secured by new and used boats, motorcycles and recreational vehicles, loans secured by deposits and unsecured consumer loans, all of which, at December 31, 2007, totaled $8.9 million, or 4.0% of our gross loan portfolio.  Loans secured by boats, motorcycles and recreational vehicles typically have terms from five to 15 years, depending on the collateral, and loan-to-value ratios up to 90%.  They are made with fixed rates.  Our unsecured consumer loans have either a fixed rate of interest generally for a maximum term of 48 months, or are revolving lines of credit of generally up to $50,000.  At December 31, 2007, unfunded commitments on our unsecured lines of credit totaled $3.2 million.

Until June 2006, we engaged in unsecured consumer lending in the form of a VISA credit card portfolio.  This portfolio offered a higher yield than many of our other loan products; however, it also involved higher credit risk and servicing costs than these other products.  In early 2006, we evaluated the benefits and costs of offering credit cards in this fashion and decided to offer the service to our existing and potential new customers through a third party provider.  Beginning in July 2006, our customers obtained VISA credit cards with the Sound Community Bank brand through an unaffiliated commercial bank.  That bank also incurs the operating expenses and the credit risk for the credit card indebtedness of our customers.  In connection with this shift to a third party provider, we sold our existing $11.6 million credit card portfolio to that unaffiliated bank for a pre-tax gain of $2.3 million.  We continue to earn a percentage of interchange fees and commissions on new accounts.  In addition, the third party provider continues providing us with 1% of the purchase transactions on our co-branded credit card accounts, which we in turn donate to The Sequim Foundation and People for Puget Sound (two local charities).

 Consumer loans (other than our manufactured homes) generally have shorter terms to maturity, which reduces our exposure to changes in interest rates.  In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

Consumer and other loans generally entail greater risk than do one- to four-family residential mortgage loans, particularly in the case of consumer loans that are secured by rapidly depreciable assets, such as manufactured homes, automobiles, boats and recreational vehicles.  In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.  As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Commercial Business Lending.  At December 31, 2007, commercial business loans totaled $10.8 million, or 4.9%, of our gross loan portfolio.  Our commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance commercial vehicles and equipment.  Approximately $1.6 million of our commercial business loans are unsecured.  Our commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower.  Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis.  We generally require personal guarantees on both our secured and unsecured commercial business loans.  Nonetheless, commercial business loans are believed to carry higher credit risk than residential mortgage loans.

Unlike residential mortgage loans, commercial business loans, particularly unsecured loans, are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business and, therefore, are of higher risk.  We make secured commercial business loans with business assets, such as accounts receivable, inventory equipment and cash as collateral with loan-to-value ratios of up to 80%, based on the type of collateral.  This collateral depreciates over time, may be difficult to appraise and may fluctuate in value based on the specific type of business and equipment used.  As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions).

Interest rates on commercial business loans are usually adjustable and are based on the prime rate as reported in the West Coast edition of the Wall Street Journal plus 1% to 2%.  In addition, we charge loan fees of 1% to 2% of the principal amount at origination, depending on the credit quality and account relationships of the borrower.  Some of our commercial business loans are lines of credit with terms of 12 months and interest-only monthly payments during the term.  The remainder are term loans of three to seven years.

Substantially all of our commercial business loans have been to borrowers in our market area.  We intend to continue our commercial business lending in this geographic area.

Loan Originations, Purchases, Sales, Repayments and Servicing

We originate both fixed-rate and adjustable-rate loans.  Our ability to originate loans, however, is dependent upon customer demand for loans in our market areas.  Over the past few years, we have continued to originate residential and consumer loans, and increased our emphasis on commercial real estate, construction and development, and commercial business lending, though our ability to make commercial real estate and business loans was limited under the OTS supervisory directive until it was terminated on August 29, 2007.  Demand is affected by competition and the interest rate environment.

During the past few years, we, like many other financial institutions, have experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States.  In periods of economic uncertainty, the ability of financial institutions, including us, to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income.  We have not purchased loans or loan participations recently, but we may do so in the future.

In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services.

We also sell whole residential real estate loans without recourse to Fannie Mae, subject to a provision for repurchase upon breach of representation, warranty or covenant.  These loans are fixed-rate mortgages, which primarily are sold to improve our interest rate risk.  These loans are generally sold for cash in amounts equal to the unpaid principal amount of the loans determined using present value yields to the buyer.  These sales allow for a servicing fee on loans when the servicing is retained by us.  Most residential real estate loans sold by us are sold with servicing retained.  We earned mortgage servicing income of $315,000, $310,000 and $384,000, respectively, for the years ended December 31, 2007, 2006 and 2005.  At December 31, 2007, we were servicing a $132.8 million portfolio of residential mortgage loans for Fannie Mae.  Those servicing rights constituted an $865,000 asset on our books on that date, which is amortized in proportion to and over the period of the net servicing income.  These mortgage servicing rights are periodically evaluated for impairment based on their fair value, which takes into account the rates and potential prepayments of those sold loans being serviced.  The fair value of our mortgage servicing rights at December 31, 2007 was $1.2 million.  See Note 5 to the Consolidated Financial Statements.

Sales of whole real estate loans and participations in real estate loans can be beneficial to us since these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending and other investments, and increase liquidity.  The volume of loans sold in 2007 and 2006 decreased as interest rates began to increase, reducing the volume of refinancing activity.  We sold $25.7 million, $24.9 million and $37.1 million of these loans during the years ended December 31, 2007, 2006 and 2005, respectively.

Gains, losses and transfer fees on sales of residential real estate loans and participations are recognized at the time of the sale.  Our net gain (loss) on sales of residential loans for all of 2007, 2006 and 2005 were $11,000, ($10,000) and ($13,000), respectively.

After evaluating the benefits, costs and risks of servicing and maintaining our credit card portfolio in early 2006, we decided to offer credit cards through a third party provider.  In June 2006, we sold our $11.6 million VISA credit card portfolio to that third party provider in connection with that change in our credit card business.  The portfolio was sold without recourse at a gain of $2.3 million, which significantly increased net income for the year ended December 31, 2006.  We retained the servicing of that portfolio through the end of 2006.

The following table shows our loan origination, sale and repayment activities for the periods indicated.  There were no loans purchased during these periods.

	For the year ended December 31,
	2007	2006	2005
	(In thousands)
Originations by type:
Fixed-rate:
One- to four-family real estate	$30,601	$38,712	$53,966
Home equity	5,768	13,593	4,742
Commercial real estate	10,391	1,035	7,482
Construction and development	2,531	6,747	6,773
Consumer	12,012	19,191	20,583
Commercial business	3,404	1,669	8,945
Total fixed-rate	64,707	80,947	102,491
Adjustable rate:
One- to four-family real estate(1)	9,221	6,982	4,079
Home equity	11,301	7,879	13,394
Commercial real estate	5,081	325	---
Construction and development	1,919	1,748	---
Consumer	389	191	51
Commercial business	2,793	769	2,647
Total adjustable-rate	30,704	17,894	20,171
Total loans originated	95,411	98,841	122,662
Sales and Repayments:
One- to four-family real estate	25,644	26,221	37,122
Consumer	---	11,602	---
Total loans sold	25,644	37,823	37,122
Mortgage-backed securities	---	---	2,670
Total sales	25,644	37,823	39,792
Total principal repayments	55,728	46,106	52,368
Total reductions	81,373	83,929	92,160
Net increase (decrease)	$14,038	$14,912	$30,502
                    _______________________

(1)	These loans include $3.4 million, $2.8 million, and $4.6 million, respectively, of adjustable rate mortgage loan originations to employees at December 31, 2007, 2006 and 2005.

Asset Quality

When a borrower fails to make a required payment on a residential real estate loan, we attempt to cure the delinquency by contacting the borrower.  In the case of loans secured by residential real estate, a late notice typically is sent within 15 days after the due date, and the borrower is contacted by phone within 30 days after the due date.  Generally, a delinquency letter is mailed to the borrower.  All delinquent accounts are reviewed by a servicing manager who attempts to cure the delinquency by contacting the borrower once the loan is 30 days past due.  If the account becomes 60 days delinquent and an acceptable repayment plan has not been agreed upon, a servicing manager will generally refer the account to legal counsel with instructions to prepare a notice of intent to foreclose.  The notice of intent to foreclose allows the borrower up to 30 days to bring the account current.  If foreclosed, typically we take title to the property and sell it directly through a real estate broker.

Delinquent consumer loans, as well as delinquent home equity loans and lines of credit, are handled in a similar manner to residential real estate loans, except that appropriate action may be taken to collect any loan payment that is delinquent for more than 15 days.  Once the loan is 90 days past due, it is classified as nonaccrual.  Generally, credits are charged off if past due 180 days, unless the Collections Department provides support for continuing its collection efforts.  Our procedures for repossession and sale of consumer collateral are subject to various requirements under the applicable consumer protection laws as well as other applicable laws and the determination by us that it would be beneficial from a cost basis.

Delinquent commercial business loans and loans secured by commercial real estate are initially handled by the loan officer in charge of the loan, who is responsible for contacting the borrower.  The Collections Department also works with the commercial loan officers to see that the necessary steps are taken to collect delinquent loans.  In addition, management meets as needed and reviews past due and classified loans, as well as other loans that management feels may present possible collection problems, which are reported to the board on a quarterly basis.  If an acceptable workout of a delinquent commercial loan cannot be agreed upon, we generally initiate foreclosure or repossession proceedings on any collateral securing the loan.

Delinquent Loans.  The following table sets forth our loan delinquencies by type, by amount and by percentage of type at December 31, 2007.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in Thousands)

One- to four-family real estate	2	$565	0.67%	1	$256	0.30%	3	$821	0.98%
Commercial Real Estate	2	396	1.45	---	---	---	2	396	1.45
Consumer	21	139	0.30	11	162	0.35	32	296	0.64

Total	25	$1,100	0.50%	12	$418	0.19%	37	$1,513	0.69%

Non-performing Assets.  The table below sets forth the amounts and categories of non-performing assets in our loan portfolio.  Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful.  The increase in one-to-four family non-accruals at June 30, 2007 is the result of late payments on one large mortgage.  For all years presented, we had no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates).  Foreclosed assets include assets acquired in settlement of loans, including two foreclosed properties totaling $817,000.  The largest foreclosed property has a book value of 601,000 as of December 31, 2007.  We do not expect to experience a material loss on any of the foreclosed assets in our possession.

	December 31,
	2007	2006	2005		2004	2003
		(Dollars in thousands)
Non-accruing loans:
One- to four-family	$256	$132	$	---	$--	$	---
Home equity	---	---		20	---		---
Consumer	162	160		109	42		65
Total	418	292		129	42		65

Accruing loans delinquent more than 90 days:
One- to four-family	---	---		129	---		51
Home equity	---	---		---	---		39
Consumer	---	---		191	10		89
Commercial business	---	---		---	---		8
Total	---	---		320	10		187

Foreclosed assets:
One- to four-family	817	---		---	---		---
Consumer	35	106		---	---		---
Total	852	106		---	---		---

Total non-performing assets	$1,270	$398		$449	$52		$252
Total as a percentage of total assets	0.54%	0.18%		0.22%	0.03%		0.17%

For the year ended December 31, 2007, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $11,000, which was included in interest income for the year ended December 31, 2007.

Other Loans of Concern.  In addition to the non-performing assets set forth in the table above, as of December 31, 2007, there were eight loans totaling $748,000 with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.  These loans have been considered in management’s determination of our allowance for loan losses.  The largest loan relationship of concern at December 31, 2007, totaled $330,000 in loans to an individual borrower for a loan secured by their primary residence.

Classified Assets.  Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OTS to be of lesser quality, as “substandard,” “doubtful” or “loss.”  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount.  An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS and the FDIC, which may order the establishment of additional general or specific loss allowances.

We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of management’s review of our assets, at December 31, 2007, we had classified $852,000 of our assets as substandard, all of which represented foreclosed real estate and other repossessed assets. At that date, we had no assets classified as doubtful, and there were no assets classified as loss.  This total amount of classified assets represented 5.3% of our equity capital and 0.4% of our assets at December 31, 2007.  Classified assets totaled $3.3 million, or 21.2% of our equity capital and 1.5% of our assets at December 31, 2006.  Improvements in our credit administration procedures during 2007 allowed us to reverse the classification of a number of commercial loans during 2007, which contributed to the decrease in classified assets from 2006 to 2007.

Allowance for Loan Losses.  We maintain an allowance for loan losses to absorb probable credit losses in the loan portfolio.  The allowance is based on ongoing, monthly assessments of the estimated probable incurred losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions.  More complex loans, such as commercial real estate loans and commercial business loans, are evaluated individually for impairment, primarily through the evaluation of net operating income and available cash flow and their possible impact on collateral values.

At December 31, 2007, our allowance for loan losses was $828,000, or 0.37%, of our total loan portfolio.  Our allowance in 2006 and 2007 was lower than in 2005, because of lower losses on our loan portfolio during the periods, higher net charge-offs and recoveries and the sale of our credit card portfolio in June 2006.  In addition, the mix of our portfolio now includes more real estate secured loans, which provides us with stronger collateral and results in a reduction in our overall portfolio risk.  Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.  In the opinion of management, the allowance, when taken as a whole, reflects estimated probable loan losses in our loan portfolio.  See Notes 1 and 4 of the Notes to Consolidated Financial Statements.

The following table sets forth an analysis of our allowance for loan losses.

	December 31,
	2007	2006	2005	2004	2003
		(Dollars in thousands)
Balance at beginning of period	$822	$1,321	$1,033	$826	$721
Charge-offs:
Consumer	483	1,013	752	741	844
Recoveries:
Consumer	239	233	94	91	24
Net charge-offs	244	780	658	650	820
Additions charged to operations	250	281	946	857	925
Balance at end of period	$828	$822	$1,321	$1,033	$826

Ratio of net charge-offs during the period to average loans outstanding during the period	0.11%	0.40%	0.37%	0.45%	0.68%

Ratio of net charge-offs during the period to average non-performing assets	33.46%	184.42%	262.67%	427.63%	163.35%

Allowance as a percentage of non-performing loans	198.22%	281.51%	294.21%	1,986.54%	327.78%

Allowance as a percentage of total loans (end of period)	0.37%	0.40%	0.69%	0.65%	0.62%

During June 2006, we sold our credit card portfolio.  The credit card portfolio, and charge-offs and the inherent risks associated with that portfolio, were the primary reasons for the level of provisions taken during the years December 31, 2002 through 2006.  Net charge-offs for the credit card portfolio totaled $509,000 in 2006, $495,000 in 2005, $508,000 in 2004 and $607,000 in 2003.

The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:

	2007		2006		2005		2004		2003
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Allocated at end of period to:
One- to four-family	$145	38.37%	$100	41.60%	$90	39.84%	$85	42.55%	$80	49.22%
Home equity	100	20.53	40	18.99	35	14.86	30	15.01	30	13.79
Commercial real estate	170	11.32	170	8.46	165	8.10	100	9.47	75	8.55
Construction or development	25	3.90	30	4.57	20	4.05	20	3.25	20	2.05
Consumer(1)	298	20.99	407	22.71	931	27.84	748	26.84	596	24.44
Commercial business	90	4.89	75	3.67	80	5.82	50	2.89	25	1.95
Total	$828	100.00%	$822	100.00%	$1,321	100.00%	$1,033	100.00%	$826	100.00%

_____________________________

(1)
Because of the sale of our credit card portfolio in June 2006, no portion of our allowance at December 31, 2007 or December 31, 2006 was allocated to credit card lending.  The allowance for loans losses attributable to our credit card portfolio at December 31, 2005, 2004 and 2003 was $600,000, $518,000 and $450,000 respectively.

Investment Activities

Federal savings banks have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, including callable agency securities, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds.  Subject to various restrictions, federal savings banks may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that the institution is otherwise authorized to make directly.  See “How We Are Regulated -- Sound Community Bank -- Office of Thrift Supervision Regulation” for a discussion of additional restrictions on our investment activities.

Our chief executive officer and chief financial officer have the basic responsibility for the management of our investment portfolio, subject to the direction and guidance of the Board of Directors.  These officers consider various factors when making decisions, including the marketability, maturity and tax consequences of the proposed investment.  The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

Our investment portfolio is a small portion of our assets because we attempt to be fully invested in loans.  Sound Community Bank expects net proceeds not used to repay Federal Home Loan Bank advances initially will be used to invest in US Government and federal agency securities of various maturities, mortgage-backed or other marketable securities, deposits in other financial institutions, or a combination thereof, until they can be deployed in an orderly fashion.  The general objectives of our investment portfolio will be to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk.  Our investment quality will emphasize safer investments with the yield on those investments secondary to not taking unnecessary risk with the available funds of Sound Community Bank.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management.”

We intend that the investment strategy and portfolio of Sound Financial will be similar to that of Sound Community Bank; although Sound Financial will be subject to fewer regulatory limits than Sound Community Bank in its investments.  We invested the net proceeds available in our stock offering, after making our charitable donation and the loan to the employer stock ownership plan, in deposits in Sound Community Bank.

As a member of the Federal Home Loan Bank of Seattle, we had $1.3 million in stock of the Federal Home Loan Bank of Seattle at December 31, 2007.  For the year ended December 31, 2007, we received $8,000 in dividends from the Federal Home Loan Bank of Seattle.

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated.  At December 31, 2007, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	December 31,
	2007				2006				2005				2004
	Amortized Cost		Fair Value		Amortized Cost		Fair Value		Amortized Cost		Fair Value		Amortized Cost	Fair Value
	(In thousands)
Securities available for sale, at fair value:
U.S. government and federal agency	$	---	$	---	$	---	$	---	$	---	$	---	$1,534	$1,489
Mortgage-backed		68		71		165		170		242		222	1,996	1,982
Other		---		---		---		---		---		---	10	10
Total available for sale		68		71		165		170		242		222	3,540	3,481

Total investment securities		68		71		165		170		242		222	3,540	3,481

Federal Home Loan Bank stock		1,320		1,320		1,320		1,320		1,320		1,320	1,136	1,136

Total securities		$1,388		$1,391		$1,485		$1,490		$1,562		$1,542	$4,676	$4,617

The composition and maturities of our investment securities portfolio at December 31, 2007, excluding Federal Home Loan Bank stock, are indicated in the following table.

	1 year or less			Over 1 to 5 years			Over 5 to 10 years			Over 10 years		Total securities
	Amortized Cost		Weighted Average Yield	Amortized Cost		Weighted Average Yield	Amortized Cost		Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Securities available for sale, at fair value:
Mortgage-backed	$	---	---%	$	---	---%	$	---	---%	$68	8.00%	$68	8.00%	$71

Sources of Funds

General.  Our sources of funds are primarily deposits, borrowings, payments of principal and interest on loans and funds provided from operations.

Deposits.  We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms.  Our deposits consist of savings accounts, money market deposit accounts, demand accounts and certificates of deposit.  We solicit deposits primarily in our market areas; however, at December 31, 2007, approximately 6.0% of our deposits were from persons outside the State of Washington.  At December 31, 2007, we had no brokered, Internet or wholesale deposits.  We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits.  As of December 31, 2007, core deposits, which we define as our non-certificate or non-time deposit accounts, represented approximately 47.7% of total deposits.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.  The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand.  We have become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious.  We try to manage the pricing of our deposits in keeping with our asset/liability management, liquidity and profitability objectives, subject to competitive factors.  Based on our experience, we believe that our deposits are relatively stable sources of funds.  Despite this stability, our ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.  At December 31, 2007 approximately $10.2 million if the increase in deposits was attributable to money being deposited with us to purchase stock in or initial public offering which was completed on January 8, 2008.

The following table sets forth our deposit flows during the periods indicated.

	For the year ended December 31,
	2007	2006	2005
	(Dollars in thousand)
Opening balance	$180,968	$168,173	$158,901
Net deposits (withdrawals)	15,245	7,354	5,535
Interest credited	6,578	5,441	3,737

Ending balance	$202,791	$180,968	$168,173

Net increase	$21,823	$12,795	$9,272

Percent increase	12.06%	7.61%	5.84%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by Sound Community Bank at the dates indicated.

	December 31,
	2007		2006		2005
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
		(Dollars in thousand)
Transactions and Savings Deposits:
Interest-bearing demand	$31,999	15.78%	$12,711	7.02%	$9,194	5.47%
Non interest-bearing checking	13,290	6.55	17,251	9.53	15,557	9.25
Statement savings	11,696	5.77	12,510	6.91	16,848	10.02
Money market	39,754	19.60	53,270	29.44	54,431	32.37

Total non-certificates	96,739	47.70	95,742	52.91	96,030	57.10

Certificates:
0.00 - 0.99%	---	---	---	---	104	0.06
1.00 - 3.99%	6,339	3.13	16,519	9.13	46,461	27.63
4.00 - 5.99%	99,708	49.17	68,549	37.87	25,227	15.00
6.00 - 7.99%	5	0.00	155	0.09	345	0.21
8.00% and over	---	---	3	0.00	6	---

Total certificates	106,052	52.30	85,226	47.08	72,143	42.90

Total deposits	$202,791	100.00%	$180,968	100.00%	$168,173	100.00%

Recent increases in certificate accounts reflect recent increases in general market rates, which have made our customers more willing to commit their funds for a specified time.  Our plans for 2008 are to attract money market savings and demand or checking accounts.  We require our commercial loan customers to maintain a demand or savings account with us.  As our commercial lending business increases, we anticipate increases in transaction and savings deposits from our commercial customers.  We have been approved as a public funds depository but have not received any public funds deposits.  We do not expect that we will receive a large amount of these public funds due to the strong competition for such funds.

The following table shows rate and maturity information for the Bank’s certificates of deposit at December 31, 2007.

	1.00- 3.99%	4.00- 5.99%	6.00- or greater		Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:
March 31, 2008	$2,124	$13,490	$	---	$15,614	14.72%
June 30, 2008	1,014	34,081		---	35,095	33.09
September 30, 2008	1,044	10,257		---	11,301	10.66
December 31, 2008	699	14,781		---	15,480	14.60
March 31, 2009	722	4,204		---	4,926	4.64
June 30, 2009	389	3,542		---	3,931	3.71
September 30, 2009	4	2,198		---	2,202	2.08
December 31, 2009	---	9,186		---	9,186	8.66
March 31, 2010	5	1,606		---	1,611	1.52
June 30, 2010	26	1,046		---	1,072	1.01
September 30, 2010	1	1,204		2	1,207	1.14
December 31, 2010	171	616		3	790	0.74
Thereafter	140	3,497		---	3,637	3.43

Total	$6,339	$99,708		$5	$106,052	100.00%

Percent of total	5.98%	94.02%		---	100.00%

The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2007.

	Maturity
	3 months or less	Over 3 to 6 months	Over 6 to 12 months	Over 12 months	Total
		(In thousands)

Certificates of deposit less than $100,000	$8,809	$18,928	$12,783	$15,237	$55,757
Certificates of deposit of $100,000 or more	6,803	16,168	13,999	13,325	50,295

Total certificates of deposit	$15,612	$35,096	$26,782	$28,562	$106,052

Borrowings.  Although deposits are our primary source of funds, we may utilize borrowings as a cost-effective source of funds when they can be invested at a positive interest rate spread, for additional capacity to fund loan demand, or to meet our asset/liability management goals.  Our borrowings currently consist of advances from the Federal Home Loan Bank of Seattle.  See Note 8 of the Notes to Consolidated Financial Statements.

We are a member of and obtain advances from the Federal Home Loan Bank of Seattle, which is part of the Federal Home Loan Bank System.  The twelve regional Federal Home Loan Bank’s provide a central credit facility for their member institutions.  These advances are provided upon the security of certain of our mortgage loans and mortgage-backed securities.  These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features, and all long-term advances are required to provide funds for residential home financing.  Sound Community Bank has entered into a loan agreement with the Federal Home Loan Bank of Seattle pursuant to which it may borrow up to approximately 20% of its assets, secured by a blanket pledge on a portion of our residential mortgage portfolio.  At December 31, 2007, we had $15.9 million in Federal Home Loan Bank advances outstanding, which had maturities between one and two years, and had the ability to borrow an additional $31.6 million.  At the same date, we had $84.0 million in residential mortgages and mortgage-backed securities available to serve as collateral for additional advances.  We plan to rely in part on long-term Federal Home Loan Bank advances to fund asset and loan growth.  We are required to own stock in the Federal Home Loan Bank of Seattle based on the amount of our advances.  At December 31, 2007, we had $1.3 million of FHLB Stock.

Sound Community Bank is authorized to borrow from the Federal Reserve Bank of San Francisco’s “discount window” after it has exhausted other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings.  We have never borrowed from the Federal Reserve Bank.

The following table sets forth the maximum month-end balance and average balance of borrowings for the periods indicated.

	For the year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Maximum balance:
Federal Home Loan Bank advances	$34,519	$24,485	$25,399

Average balances:
Federal Home Loan Bank advances	$26,511	$19,824	$16,239

Weighted average interest rate:
Federal Home Loan Bank advances	5.08%	4.77%	3.93%

The following table sets forth certain information about our borrowings at the dates indicated.

	December 31,
	2007	2006	2005
	(Dollars in thousands)
Federal Home Loan Bank advances	$15,869	$22,029	$21,304

Weighted average interest rate of:
Federal Home Loan Bank advances	4.63%	4.84%	4.29%

Subsidiary and Other Activities

As a federally chartered savings bank, we are permitted by OTS regulations to invest up to 2% of our assets, or $4.8 million at December 31, 2007, in the stock of, or unsecured loans to, service corporation subsidiaries.  We may invest an additional 1% of our assets in service corporations where such additional funds are used for inner-city or community development purposes.  The Bank has one inactive subsidiary, which was formed when we were a credit union to enable us to originate mortgages for nonmembers.  Our capital investment in the inactive subsidiary as of December 31, 2007 was $2,400.

Competition

We face strong competition in attracting deposits.  Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions, life insurance companies and mortgage bankers.  Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending.  Commercial business competition is primarily from local commercial banks.  We compete by consistently delivering high-quality, personal service to our customers which results in a high level of customer satisfaction.

Our market area has a high concentration of financial institutions, many of which are branches of large money center and regional banks that have resulted from the consolidation of the banking industry in Washington and other western states.  These include such large national lenders as Washington Mutual, Countrywide, Wells Fargo, Bank of America, Citigroup and others in our market area that have greater resources than we do and offer services that we do not provide.  For example, we do not offer trust services or non-FDIC insured investments.  Customers who seek “one-stop shopping” may be drawn to institutions that offer services that we do not.

We attract our deposits through our branch office system.  Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments.  We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates.  Based on the most recent data provided by the FDIC, there are approximately 75 other commercial banks and savings institutions operating in the Seattle-Tacoma-Bellevue, Washington Metropolitan Statistical Area and 13 other commercial banks and savings institutions in Clallam County.  Based on the most recent branch deposit data provided by the FDIC, Sound Community Bank’s share of deposits in the Seattle-Tacoma-Bellevue, Washington Metropolitan Statistical Area was approximately 0.2%.  The five largest financial institutions in that area have 71.3% of those deposits.  In addition, our share of deposits in Clallam County was 4.6%, with the five largest institutions in that county having 68.5% of the deposits.

Employees

At December 31, 2007, we had a total of 63 full-time employees and 10 part-time employees.  Our employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.  For the last three years, we have been selected by Washington CEO Magazine as one of the 50 best employers in the Seattle area.

How We Are Regulated

Set forth below is a brief description of certain laws and regulations that are applicable to the Company, the Bank and the MHC.  The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

Legislation is introduced from time to time in the United States Congress that may affect our operations.  In addition, the regulations governing the Company, the Bank and the MHC may be amended from time to time by the FDIC or the OTS.  Any such legislative or regulatory changes in the future could adversely affect our operations and financial condition.  No assurance can be given as to whether or in what form any such changes may occur.

The OTS has extensive enforcement authority over all savings associations and their holding companies, including the Company, the Bank and the MHC.  This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS.  Except under certain circumstances, public disclosure of formal enforcement actions by the OTS is required by law.  The OTS issued a supervisory directive to Sound Community Bank in November 2005, which addressed the level of investment in commercial loans, asset classification and loan review and improving earnings and capital levels.  Under that directive, as amended, Sound Community Bank’s total investment in commercial loans was limited to 15% of assets, of which at least initially 12% and later 10% had to be secured by commercial real estate.  Sound Community Bank also was required to reach earnings and capital levels in their business plan and enhance their loan review and classification process.  The directive was terminated on August 29, 2007.

Sound Community Bank

The Bank, as a federally chartered savings bank, is subject to regulation and oversight by the OTS, which extends to all aspects of its operations.  This regulation of the Bank is intended for the protection of depositors and the insurance of accounts fund and not for the purpose of protecting shareholders.  The Bank is required to maintain minimum levels of regulatory capital and is subject to some limitations on the payment of dividends to Sound Financial.  See “- Regulatory Capital Requirements” and “- Limitations on Dividends and Other Capital Distributions.”  The Bank also is subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law.

Office of Thrift Supervision.  The investment and lending authority of the Bank is prescribed by federal laws and regulations, and it is prohibited from engaging in any activities not permitted by such laws and regulations.

As a federal savings bank, the Bank is required to meet a qualified thrift lender test.  This test requires the Bank to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, we may maintain 60% of our assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code.  Under either test, we are required to maintain a significant portion of our assets in residential-housing-related loans and investments.  Any institution that fails to meet the qualified thrift lender test becomes subject to certain restrictions on its operations and must convert to a national bank charter, unless it re-qualifies as, and thereafter remains, a qualified thrift lender.  If such an institution has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank.  As of December 31, 2007, the Bank met this requirement with a qualified thrift lender percentage of 73.01%.

Our relationship with our depositors and borrowers is regulated to a great extent by federal laws and regulations, especially in such matters as the ownership of accounts and the form and content of our mortgage requirements.  In addition, the branching authority of the Bank is regulated by the OTS.  The Bank is generally authorized to branch nationwide.

The Bank is subject to a statutory lending limit for aggregate loans to one person or a group of persons combined because of certain common interests.  That limit is equal to 15% of our unimpaired capital and surplus, except for loans fully secured by readily marketable collateral, in which case that limit is increased to 25%.  At December 31, 2007, the Bank’s lending limit under this restriction was $2.4 million.  We have no loans or lending relationships in excess of our lending limit.

We are subject to periodic examinations by the OTS.  During these examinations, the examiners may require the Bank to provide for higher general or specific loan loss reserves, which can impact our capital and earnings.  As a federal savings bank, the Bank is subject to a semi-annual assessment, based upon its total assets, to fund the operations of the OTS.

Transactions between the Bank and its affiliates generally are required to be on terms as favorable to the institution as transactions with non-affiliates, and certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the Bank’s capital.  In addition, the Bank may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates.  Sound Financial and MHC are affiliates of the Bank.

The OTS has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits.  Any institution regulated by the OTS that fails to comply with these standards must submit a compliance plan.

FDIC Regulation and Insurance of Accounts.  The Bank’s deposits are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  Our deposit insurance premiums for the year ended December 31, 2007 were $100,000.  The FDIC also may prohibit any FDIC-insured institution from engaging in any activity that it determines by regulation or order to pose a serious risk to the deposit insurance fund.  The FDIC also has the authority to initiate enforcement actions against the Bank and may terminate our deposit insurance if it determines that we have engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

           Sound Financial and Sound Community MHC

As savings association holding companies, Sound Financial and MHC are subject to regulation, supervision and examination by the OTS.  The terms of their charters and bylaws are prescribed by the OTS.  Under regulations of the OTS, MHC must own a majority of outstanding shares of Sound Financial in order to qualify as a mutual holding company.  Applicable federal laws and regulations limit the activities of Sound Financial and MHC and require the approval of the OTS for any acquisition or divestiture of a subsidiary, including another financial institution or holding company thereof.  Transactions between MHC or Sound Financial and the Bank are subject to regulatory limits and requirement for transactions with affiliates.

If the Bank fails the qualified thrift lender test, MHC and Sound Financial must obtain the approval of the OTS prior to continuing, directly or through other subsidiaries, in any business activity other than those approved for bank holding companies or their subsidiaries.  In addition, within one year of such failure, MHC and Sound Financial must register as, and will become subject to, the restrictions applicable to bank holding companies.

Under regulations of the OTS, MHC may convert to the stock form of ownership, though it has no current intention to do so.  In that stock conversion, the members of MHC would have a right to subscribe for shares of stock in a new company that would own MHC’s shares in Sound Financial.  In addition, each share of stock in Sound Financial not owned by MHC would be converted into shares in that new company in an amount that preserves the holder’s percentage ownership.

           Regulatory Capital Requirements

Capital Requirements for the Bank.  The Bank is required to maintain minimum levels of regulatory capital under regulations of the OTS.  In addition, the OTS is also authorized to impose capital requirements in excess of these standards on a case-by-case basis.

The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation.  At December 31, 2007, the Bank had tangible capital of $15.9 million or 6.70% of adjusted total assets.  The capital standards require core or Tier 1 capital equal to at least 3.0% of adjusted total assets for the strongest institutions with the highest examination rating and 4.0% of adjusted total assets for all other institutions, unless the OTS requires a higher level based on the particular circumstances or risk profile of the institution.  Core capital generally consists of tangible capital, plus certain intangibles.  Our required core capital level is 4%.  At December 31, 2007, the Bank had core capital equal to $16.0 million or 6.70% of adjusted total assets.  The OTS also requires the Bank to have total capital of at least 8.0% of risk-weighted assets.  Total capital consists of core or Tier 1 capital, as defined above, and Tier 2 capital, which for the Bank, at December 31, 2007, consisted of $828,000 of its allowance for possible loan and lease losses and a $3,000 unrealized gain on securities available for sale.  Tier 2 capital may be used to satisfy this risk-based requirement only to the extent of Tier 1 capital.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset.  The OTS is authorized to require Sound Community Bank to maintain an additional amount of total capital to account for concentration of credit risk, level of interest rate risk, equity investments in non-financial companies and the risk of non-traditional activities.  At December 31, 2007, the Bank had $159 million of risk-weighted assets and total capital of $16.7 million or 10.5% of risk-weighted assets.

The OTS is authorized and, under certain circumstances, required to take certain actions against savings banks that fail to meet these capital requirements, or that fail to maintain an additional capital ratio of Tier 1 capital of at least 4.0% of risk weighted-assets.  The OTS is generally required to take action to restrict the activities of an “undercapitalized institution,” which is an institution with less than either a 4.0% core capital ratio, a 4.0% Tier 1 risked-based capital ratio or an 8.0% total risk-based capital ratio.  Any such institution must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.  The OTS is authorized to impose the additional restrictions on undercapitalized institutions.

Any institution that fails to comply with its capital plan or has Tier 1 risk-based or core capital ratios of less than 3.0% or a total risk-based capital ratio of less than 6.0% is considered “significantly undercapitalized” and must be made subject to one or more additional specified actions and operating restrictions that may cover all aspects of its operations and may include a forced merger or acquisition of the institution.  An institution with tangible equity to total assets of less than 2.0% is “critically undercapitalized” and becomes subject to further mandatory restrictions on its operations.  The OTS generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.  The imposition by the OTS of any of these measures on the Bank may have a substantial adverse effect on its operations and profitability.

Institutions with at least a 4.0% core capital ratio, a 4.0% Tier 1 risked-based capital ratio and an 8.0% total risk-based capital ratio are considered “adequately-capitalized.”  An institution is deemed “well-capitalized” institution if it has at least a 5% leverage capital ratio, a 6.0% Tier 1 risked-based capital ratio and an 10.0% total risk-based capital ratio.  At December 31, 2007, the Bank was considered a “well-capitalized” institution.

The OTS also is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.  The imposition by the OTS of any of these measures on the Bank may have a substantial adverse effect on its operations and profitability.

Capital Requirements for Sound Financial and MHC.  Sound Financial and MHC are not subject to any specific capital requirements.  The OTS, however, expects them to support the Bank, including providing additional capital to the Bank when it does not meet its capital requirements.  As a result of this expectation, the OTS regulates the ability of the Bank to pay dividends to Sound Financial.

           Limitations on Dividends and Other Capital Distributions

OTS regulations impose various restrictions on savings institutions with respect to the ability of the Bank to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.  The Bank must file a notice or application with the OTS before making any capital distribution.  The Bank generally may make capital distributions during any calendar year in an amount up to 100% of net income for the year-to-date plus retained net income for the two preceding years, so long as it is well-capitalized after the distribution.  If the Bank, however, proposes to make a capital distribution when it does not meet its current minimum capital requirements (or will not following the proposed capital distribution) or that will exceed these net income limitations, it must obtain OTS approval prior to making such distribution.  The OTS may object to any distribution based on safety and soundness concerns.

Sound Financial will not be subject to OTS regulatory restrictions on the payment of dividends.  Dividends from Sound Financial, however, may depend, in part, upon its receipt of dividends from the Bank.  In addition, the Bank may not make a distribution that would constitute a return of capital during the three-year term of the business plan submitted in connection with this mutual holding company reorganization and stock issuance.  No insured depositary institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized.

MHC may elect to waive its pro rata portion of a dividend declared and paid by Sound Financial after filing a notice with and receiving no objection from the OTS.  We anticipate that MHC, subject to its own need for capital and funds, will waive dividends paid by Sound Financial.  The interests of other shareholders of Sound Financial who receive dividends are not diluted by any waiver of dividends by MHC in the event of a full stock conversion.

Federal Taxation

General.  The Company and the Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Sound Financial or the Bank.  The Company and the Bank’s federal income tax returns have never been audited.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  The company had no unrecognized tax benefits which would require an adjustment to the January 1, 2007 beginning balance of retained earnings.  The Company had no unrecognized tax benefits at January 1, 2007 and at December 31, 2007.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense.  During the years ended December 31, 2007 and 2006 the Company recognized no interest and penalties.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states.  With few exceptions, the Company is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2004.

Method of Accounting.  For federal income tax purposes, the Bank currently reports its income and expenses on the accrual method of accounting and uses a fiscal year ending on December 31 for filing its federal income tax return.

Minimum Tax.  The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income.  The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of the regular tax.  Net operating losses can offset no more than 90% of alternative minimum taxable income.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  The Company and the Bank has not been subject to the alternative minimum tax, nor do we have any such amounts available as credits for carryover.

Net Operating Loss Carryovers.  A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  This provision applies to losses incurred in taxable years beginning after August 6, 1997.  At December 31, 2007, we had no net operating loss carryforwards for federal income tax purposes.

Corporate Dividends-Received Deduction.  Sound Financial has elected to file a consolidated return with the Bank.  Therefore any dividends it receives from the Bank will not be included as income to the Company.  The corporate dividends-received deduction is 100%, or 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payer of the dividend.

State Taxation

The Company and the Bank are subject to a business and occupation tax imposed under Washington law at the rate of 1.5% of gross receipts.  Interest received on loans secured by mortgages or deeds of trust on residential properties and certain investment securities are exempt from this tax.

Internet Website

The Company and the Bank maintain a website, www.soundcb.com.  Information pertaining to Sound Financial, Inc, including SEC filings, can be found by clicking the link on our site called “Investor Relations.” This Annual Report on Form 10-K and our other reports, proxy statements and other information filed with the SEC are available on that website within the Investor Relations webpage by clicking the link called “SEC Filings.”  The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K.  For more information regarding access to these filings on our website, please contact our Corporate Secretary, Sound Financial, Inc., 2005 5th Avenue, Suite 200, Seattle, Washington, 98121 or by calling (206) 448-0884.

Item 1A.        Risk Factors

Not required; the Company is a smaller reporting company.

Item 1B.        Unresolved Staff Comments

None

Item 2.           Properties

The following table sets forth certain information concerning the main office and each branch office of Sound Community Bank at December 31, 2007.  All of our offices are leased.  The operating leases contain renewal options and require the Bank to pay property taxes and operating expenses on the properties.  Our total rental expense for each of the years ended December 31, 2007, 2006 and 2005 was $538,000, $582,000 and $481,000, respectively.  The aggregate net book value of the Company’s leasehold improvements, furniture and equipment was $1.4 million at December 31, 2007.  See also Note 6 of the Notes to Consolidated Financial Statements.  In the opinion of management, the facilities are adequate and suitable for the current needs of Sound Community Bank.  However, we anticipate opening another banking office in Clallam County, most likely in Port Angeles, during the last quarter of 2008, though a specific location has not been selected.  We may open additional banking offices after 2008 to better serve current customers and to attract new customers.

Location	Year opened	Owned or leased	Lease expiration date

Main office:
2005 5th Avenue Seattle, WA 98121	1993	Leased	2017	[1]

Branch offices:
Cedar Plaza Branch 22807 44th Avenue West Mountlake Terrace, WA 98043	2004	Leased	2015	[2]

East Marginal Branch (Tukwila) 10200 East Marginal Way South Seattle, WA 98168	1953	Leased	2010	[3]

Lakewood Branch Lakewood Town Center 61111 Lakewood Town Center Blvd., SW, Suite B Lakewood, WA 98499	2004	Leased	2009	[4]

Sequim Branch 541 North 5th Avenue Sequim, WA 98382	1997	Leased	2013	[5]
                _________________

                1. Lease contains no renewal option.
                    2. Lease provides for four five-year renewals.
                    3. Lease provides for one two-year renewal.
                    4. Lease provides for one five-year renewal.
                    5. Lease provides for two nine-year renewals.

We maintain depositor and borrower customer files on an on-line basis, utilizing a telecommunications network, portions of which are leased. The book value of all data processing and computer equipment utilized by Sound Community Bank at December 31, 2007 was $257,000.  Management has a disaster recovery plan in place with respect to the data processing system, as well as Sound Community Bank’s operations as a whole.

Item 3.          Legal Proceedings

From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business.  We do not anticipate incurring any material legal fees or other liability as a result of such litigation.

Item 4.          Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We had no common stock outstanding in 2007 and 2006.  Our minority public offering closed on January 8, 2008 at a price of $10.00 per share, so pricing information is available from that date forward.  Except for the original issuance price of $10.00 per share, our stock price reflects the high and low bid information for each period.  The closing price of our common stock on March 24, 2008 was $9.14.  This stock price information was provided by the Yahoo Finance System and is based on OTC quotations, which reflect inter-dealer prices with retail mark-up, mark-down or commissions and may not represent actual transactions.  The shares of Sound Financial are traded on the Over-the-Counter Electronic Bulletin Board under the symbol "SNFL.OB."

The board of directors of Sound Financial, Inc. currently intends to pay cash dividends on the common stock in the future.  The amount and timing of any dividends, however, has not yet been determined.  The payment of dividends will depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions.   No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from Sound Community Bank.  Federal regulations restrict the ability of Sound Community Bank to pay dividends and make other capital distributions to us.

We have no equity compensation plans and have not repurchased any shares of our Common Stock.

Item 6.          Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following information is only a summary and you should read it in conjunction with our consolidated financial statements and accompanying notes contained in Item 8 of this Form 10-K.

	At December 31,
	2007	2006	2005
	(In thousands)
Selected Financial Condition Data:

Total assets	$236,965	$220,663	$204,231
Loans receivable, net	219,406	204,812	189,466
Loans held for sale	822	1,307	1,069
Mortgage-backed securities available for sale (at fair value)	71	170	222
Federal Home Loan Bank stock	1,320	1,320	1,320
Deposits	202,791	180,968	168,173
Federal Home Loan Bank advances	15,869	22,029	21,304
Equity	15,888	15,569	13,310

	For the year ended December 31,
	2007	2006	2005
	(In thousands)
Selected Operations Data:

Total interest income	$14,959	$13,641	$12,158
Total interest expense	7,925	6,386	4,376
Net interest income	7,034	7,255	7,782
Provision for loan losses	250	282	946
Net interest income after provision for loan losses	6,784	6,973	6,836
Fees and service charges	1,633	1,911	1,642
Gain (loss) on sales of loans(1)	11	2,277	(13)
Gain (loss) on sales of securities	---	---	(21)
Other non-interest income	472	424	508
Total non-interest income	2,116	4,612	2,116
Total non-interest expense	8,519	8,234	8,298
Income before provision for income taxes	381	3,351	654
Provision for income taxes	62	1,108	258
Net income	$319	$2,243	$396
        _____________________________

(1)	The gain on sale of loans for the year ended December 31, 2006 and for the six months ended June 30, 2006, includes the $2.3 million gain on the sale of our $11.6 million credit card portfolio.

	For the year ended
	December 31,
	2007	2006	2005

Selected Financial Ratios and Other Data:

Performance ratios:(1)
Return on assets (ratio of net income to average total assets)	0.14%	1.06%	0.21%
Return on equity (ratio of net income to average equity)	2.00%	15.10%	2.93%
Interest rate spread information:
Average during period	3.11%	3.53%	4.28%
End of period	3.19%	3.02%	3.68%
Net interest margin(2)	3.22%	3.64%	4.33%
Non-interest income to operating revenue	23.12%	39.81%	23.64%
Operating expense to average total assets	3.70%	3.90%	4.34%
Average interest-earning assets to average interest-bearing liabilities	99.79%	103.34%	102.42%
Efficiency ratio(3)	93.10%	69.39%	83.66%

Asset quality ratios:
Non-performing assets to total assets at end of period	0.54%	0.18%	0.22%
Non-performing loans to gross loans	0.19%	0.14%	0.23%
Allowance for loan losses to non-performing loans	198.22%	281.51%	294.21%
Allowance for loan losses to gross loans	0.37%	0.40%	0.69%
Net charge-offs to average loans outstanding	0.11%	0.40%	0.37%

Capital ratios:
Equity to total assets at end of period	6.70%	7.06%	6.52%
Average equity to average assets	6.94%	7.03%	7.07%

Other data:
Number of full service offices	5	5	5
          __________________________________________

(1)	Performance ratios during the 2006 periods include a $2.3 million gain resulting from the sale of our credit card portfolio in June 2006.
(2)	Net interest income divided by average interest earning assets.
(3)
Total other operating expense, excluding real estate owned and repossessed property expense, as a percentage of net interest income and total other operating income, excluding net securities transactions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Sound Financial was incorporated on January 8, 2008, to hold all of the stock of the Bank, which converted from a state-charted credit union to a federally chartered savings bank in 2003. Prior to that conversion, its name was Credit Union of the Pacific.

In connection with its organization, Sound Financial sold 1,297,148 shares of common stock to investors at $10.00 per share in a subscription offering, which closed on January 8, 2008.  Those shares constitute 44% of the outstanding shares of common stock of Sound Financial.  In connection with the closing of the offering, Sound Financial also issued 29,480 shares of common stock to Sound Community Foundation, a charitable foundation created by Sound Community Bank in connection with the mutual holding company reorganization and subscription offering.  The remaining 1,621,435 shares of common stock of Sound Financial outstanding were issued in accordance with federal law to Sound Community MHC, a federal mutual holding company (“MHC”).

Sound Financial raised $12,971,480 in its public offering and after paying $882,000 in offering expenses, it contributed $8,000,000 to the bank, lent $1,155,600 to fund its employee stock ownership plan’s purchase of shares in the offering and retained the remaining $2,934,000 for working capital.  As the MHC reorganization and stock offering were completed subsequent to the year ended December 31, 2007, the information in this document relates primarily to the bank, except as otherwise indicated.

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

The OTS issued a supervisory directive to the Bank in November 2005, because its capital was below levels in its business plan, its level of commercial real estate and business loans was above levels in its business plan, its earnings were below levels to maintain adequate capital; it did not conduct an independent loan review; and its commercial loan monitoring required improvement.  Under that directive, as amended, the Bank’s total investment in commercial loans was limited to 15% of assets, of which at least initially 12% and later 10% had to be secured by commercial real estate.  The Bank also was required to reach earnings and capital levels in their business plan and enhance their loan review and classification process, including obtaining an independent loan review.  The directive affected our operations by limiting our total investment in commercial loans; however, it was terminated on August 29, 2007.

As part of our business, we focus on mortgage loan originations, many of which we sell to Fannie Mae.  We sell these loans with servicing retained to maintain the direct customer relationship and promote our emphasis on strong customer service.  We originated $30.6 million and $38.7 million in fixed-rate one- to four-family residential mortgage loans during the years ended December 31, 2007 and 2006, respectively.  During these same periods, we sold $25.7 million and $26.2 million, respectively, of one- to four-family residential mortgage loans.

We offer a variety of deposit accounts, which are our primary source of funding for our lending activities.  In recent years, however, we have relied increasingly on Federal Home Loan Bank advances to augment our deposits and fund our loan growth.  We have adopted a leverage strategy to use long-term Federal Home Loan Bank advances to fund asset and loan growth.  We have adopted a plan of reorganization and stock issuance, primarily to increase our capital to grow our loan portfolio and to continue to build our franchise.

The Bank is significantly affected by prevailing economic conditions as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions.  Deposit flows are influenced by a number of factors, including interest rates paid on competing time deposits, other investments, account maturities, and the overall level of personal income and savings.  Lending activities are influenced by the demand for funds, the number and quality of lenders, and regional economic cycles.  Sources of funds for lending activities of the Bank include primarily deposits, borrowings, payments on loans and income provided from operations.

The Bank’s earnings are primarily dependent upon our net interest income, the difference between interest income and interest expense.  Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on these loans and investments.  Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on these deposits and borrowings.  The Bank’s earnings are also affected by our provision for loan losses, service charges and fees, gains from sales of loans, commission income, other income, operating expenses and income taxes.

Critical Accounting Policies

Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.  Management believes that its critical accounting policies include determining the allowance for loan losses, accounting for mortgage servicing rights and accounting for deferred income taxes.  Our accounting policies are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements included in this prospectus.

Allowance for Loan Loss.  The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date.  The allowance is established through the provision for loan losses, which is charged to income.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  Among the material estimates required to establish the allowance are:  loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio.  All of these estimates are susceptible to significant change.  Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio.  To strengthen our loan review and classification process, which was part of an OTS supervisory directive that was terminated in August 2007, we engaged an independent consultant to review our classified commercial loans and a sampling of our non-classified commercial loans.  We also enhanced our credit administration policies and procedures to improve our updated data on commercial borrowers.  This change did not greatly impact the determination of our allowance for loan losses, as we did not experience any unusual losses on classified loans relative to non-classified loans.  Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.  In addition, the OTS, as an integral part of its examination process, periodically reviews our allowance for loan losses.  Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination.  A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

Mortgage Servicing Rights.  We record mortgage servicing rights on loans sold to Fannie Mae with servicing retained.  The Bank stratifies its capitalized mortgage servicing rights based on the type, term and interest rates of the underlying loans.  Impairment is recognized through a valuation allowance for each impaired stratum.  Management assesses impairment by comparing the amortized cost basis to the estimated fair value to determine if its rights are impaired.  Any impairment would be required to be recorded during the period identified.  Our mortgage servicing rights totaled $865,000 as of December 31, 2007.  If our mortgage servicing rights were determined to be impaired, our financial results would be impacted.

Income Taxes.  Income taxes are reflected in our financial statements to show the tax effects of the operations and transactions reported in the financial statements and consist of taxes currently payable plus deferred taxes.  SFAS No. 109, “Accounting for Income Taxes,” requires the asset and liability approach for financial accounting and reporting for deferred income taxes.  Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  They are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled and are determined using the assets and liability method of accounting.  The deferred income provision represents the difference between net deferred tax asset/liability at the beginning and end of the reported period.  In formulating our deferred tax asset, we are required to estimate our income and taxes in the jurisdiction in which we operate.  This process involves estimating our actual current tax exposure for the reported period together with assessing temporary differences resulting from differing treatment of items, such as depreciation and the provision for loan losses, for tax and financial reporting purposes.

Business and Operating Strategy and Goals

Our primary objective is to continue to grow Sound Community Bank as a well-capitalized, profitable, independent, community-oriented financial institution serving customers in our primary market areas.  Our strategy is simply to provide innovative products and superior service to both individuals and small businesses in our primary market areas, which we currently provide through our five convenient full service banking centers located in the heart of downtown Seattle, Lakewood, Mountlake Terrace, Sequim and Tukwila, Washington.  We support these banking centers with 24/7 access to on-line banking and participation in a world wide ATM network.  Our basic operating strategy and goals are listed below.

Grow our franchise and meet competition in our market through our excellent customer service at our existing and new branch banking centers. We operate with a service-oriented approach to banking by meeting our customers’ needs and emphasizing the delivery of a consistent and high-quality level of professional service.  The proceeds of our recently completed offering will allow us to originate loans for portfolio and provide services consistent with the needs of customers in our market areas.  We have adopted a leverage strategy to utilize long-term Federal Home Loan Bank advances to fund asset and loan growth.  We will continue to expand our business by cross-selling our loan and deposit products and services to our customers and emphasizing our traditional strengths, which include residential mortgages, consumer loans, small business lending  and core deposits.  In addition, we will continue to sell a portion of our residential mortgage portfolio to Fannie Mae on a servicing retained basis.  We will also seek opportunities to sell loans we originate that are not saleable to Fannie Mae, generally including land loans, jumbo mortgage loans and manufactured home loans, but will only sell those loans if we can do so on a servicing retained basis.  This allows us to maintain our customer relationship while also having the funds from the sale of the loans available to make additional mortgage loans.   Our attention to client service and competitive rates allow us to attract and retain deposit and loan customers.  We expect to expand our banking operations with a new banking office in each of 2008, 2009 and 2010.  Our next branch is expected to be located in Clallam County, though no specific location has been selected.  No locations have been selected for additional future branch expansions.

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

Growing and diversifying our loan portfolio by emphasizing the origination of one- to four-family residential mortgage, home equity, commercial real estate, commercial business, construction and development, and consumer loans.   Our infrastructure, personnel and fixed operating base can support a substantially larger asset base.   Our strategy for increasing net income includes increasing our loan originations, particularly with higher yielding commercial, construction and development, and consumer loans. Our business plan emphasizes the origination of loans secured by residential real estate and loans for business purposes, including commercial real estate and construction and development loans.  Our increased capital level resulting from the offering will enable us to make larger commercial real estate and business loans to meet the demand for these loan products in our primary market area.  The addition of our Chief Credit Officer strengthens our ability to increase our commercial loan products, while maintaining asset quality.  Commercial real estate loans and commercial business loans generally are originated with higher interest rates compared to one- to four-family residential mortgage loans and, therefore, have a positive effect on our net interest rate spread and net interest income. In addition, most of these loans are originated with adjustable interest rates, which assist us in managing interest rate risk.

Maintaining high asset quality.    Our asset quality has improved in recent years, through managing credit risk, and is reflected by our low level of nonperforming assets.  Our percentage of non-performing assets to total assets was 0.54% and 0.18% at December 31, 2007 and December 31, 2006, respectively.  The increase in 2007 is the result of two foreclosed single family residences, neither of which appears to pose the risk of a material loss to the bank. We introduce new loan products when we are confident that our staff has the necessary expertise and that sound underwriting and collection procedures are in place.  We also underwrite all of our commercial loans centrally to ensure uniformity and consistency in underwriting decisions.

Leveraging our capital.  We plan to improve our overall efficiency and profitability by leveraging our increased capital base resulting from the offering by increasing our borrowing capacity at the Federal Home Loan Bank of Seattle.  We also will access alternative funding sources, including lower cost deposits and loan sales.

Improve earnings.  Through product selection and pricing and lower cost funds, we will seek to optimize our interest rate margin while managing our interest rate risk.  We will seek new sources of non-interest income by emphasizing selective products and services that provide diversification of revenue sources, including fees and servicing income.  We also will strive to control operating expenses while continuing to provide superior personal service to our customers.

Comparison of Financial Condition at December 31, 2007 and December 31, 2006

General.  Total assets increased by $16.3 million, or 7.4%, to $237.0 million at December 31, 2007 from $220.7 million at December 31, 2006.  The increase was primarily the result of a $14.9 million, or 7.2%, increase in our loan portfolio, including loans held for sale, from $206.1 million at December 31, 2006, to $221.0 million at December 31, 2007.  The increase in total assets was funded by a $21.8 million increase in deposits, which was offset by a $6.2 million decrease in Federal Home Loan Bank advances.

Loans.  Our loan portfolio, including loans held for sale, increased $14.9 million, or 7.2%, from $206.1 million at December 31, 2006 to $221.0 million at December 31, 2007.  This increase in our loan portfolio consisted primarily of a $10.0 million (48.3%) increase in commercial real estate loans, a $6.1 million (15.5%) increase in home equity loans, a $2.7 million (13.7%) increase in manufactured home loans and a $3.2 million (42.1%) increase in commercial business loans, which was offset by a $6.0 million (6.3%) decrease in residential mortgage loans, including loans held for sale and a $3.3 million (12.0%) decrease in consumer loans.  The increases in our commercial real estate and commercial business loan portfolios are consistent with our decision to increase commercial lending (particularly commercial real estate lending).  The decline in our residential loan portfolio is primarily the result of the general slow down of housing purchases in our market area.  Recently, housing inventories have increased resulting in a longer marketing time and, therefore, fewer purchase transactions; however, prices in the four-county area we serve have not deteriorated significantly.  Despite the overall slowdown in the national housing market and the pressures of the sub-prime market failures, the housing and employment markets remain strong in the Puget Sound area.  As a result of the decrease in residential loan originations, loans held for sale decreased $500,000, or 37.1%, from $1.3 million at December 31, 2006, to $822,000 at December 31, 2007.

Allowance for Loan Losses.  The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of the evaluation in accordance with generally accepted accounting principles in the United States.  It is our estimate of probable incurred credit losses in our loan portfolio.

Our methodology for analyzing the allowance for loan losses consists of specific and general components.  We stratify the loan portfolio into homogeneous groups of loans that possess similar loss-potential characteristics and apply an appropriate loss ratio to the homogeneous pools of loans to estimate the incurred losses in the loan portfolio.  The amount of loan losses incurred in our consumer portfolio is estimated by using historical loss ratios for major loan collateral types adjusted for current factors.  We use historical peer group averages for commercial loans, due to the less-seasoned nature of this portion of our loan portfolio.  The historical loss experience is generally defined as an average percentage of net loan losses to loans outstanding.  A separate valuation of known losses for individual classified large-balance, non-homogeneous loans is also conducted in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114.  The allowance for loan losses on individually analyzed loans includes commercial business loans and one- to four-family and commercial real estate loans, where management has concerns about the borrower’s ability to repay.  Loss estimates include the difference between the current fair value of the collateral and the loan amount due.

Our allowance for loan losses at December 31, 2007 was $828,000 or 0.37% of net loans receivable, compared to $822,000 or 0.40% of net loans receivable at December 31, 2006.  The increase in the allowance for loan losses was due primarily to net charge-offs of non-performing loans of $244,000, offset by a provision for loan losses of $250,000 during the year ended December 31, 2007.  This provision was made during the last half of 2007 as a result of a small increases in our delinquencies and non-performing loans, a slowdown in the local residential housing market and increases in our commercial loan portfolios.  Non-performing loans increased from $292,000 at December 31, 2006 to $418,000 at December 31, 2007, primarily as a result of one non-performing first mortgage loan, which made up $256,000 or 61.2% of our non-performing loans at the end of 2007.  Non-performing loans to total loans increased from 0.14% at December 31, 2006 to 0.19% at December 31, 2007.  Our loan portfolio includes a small amount of Alt-A , low-doc and stated income loans.  We believe, however, that our conservative underwriting policies and procedures have resulted in good asset quality.  To date, we have not experienced any significant delinquencies on these types of loans.

Deposits.  Total deposits increased by $21.8 million, or 12.1%, to $202.8 million at December 31, 2007 from $181.0 million at December 31, 2006.  During 2007, time deposits increased $20.8 million and demand deposits and interest-bearing checking accounts increased $15.3 million, while savings and money market accounts decreased $14.3 million.  Total deposits increased as a result of $10.2 million deposited by investors in connection with our stock offering, which was not closed until January 2008. We also had success in growing commercial deposit accounts.  The increase in time deposits and the decrease in money market and savings accounts was primarily the result of depositors transferring funds between these accounts to achieve higher rates offered by us in time deposit specials at higher than market rates.

Borrowings.  Federal Home Loan Bank advances decreased $6.2 million, or 28.0%, to $15.9 million at December 31, 2007 from $22.0 million at December 31, 2006.  This reduction was primarily to higher-cost, short-term borrowings. We rely on Federal Home Loan Bank advances to fund loan growth, when deposit growth is insufficient to fund loan growth.  This reliance on borrowings, rather than deposits, has typically increased our overall cost of funds.

Equity.  Total equity increased $319,000, or 2.0%, to $16.0 million at December 31, 2007 from $15.6 million at December 31, 2006, primarily as a result of net earnings of $319,000 in 2007.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

       The following table presents for the periods indicated the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, expressed both in dollars and rates.  Income and yields on tax-exempt obligations have not been computed on a tax equivalent basis.  All average balances are monthly average balances.  Non-accruing loans have been included in the table as loans carrying a zero yield.

	Year ended December 31,
	2007			2006			2005
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-Earning Assets:	(Dollars in thousands)
Loans receivable(1)	$216,076	$14,911	6.90%	$197,535	$13,534	6.85%	$177,769	$12,070	6.79%
Mortgage-backed securities(2)	118	11	9.32	197	(24)	(12.16)	362	(18)	(4.97)
Other	1,432	37	2.58	1,579	131	8.29	1,462	106	7.25

Total interest-earning assets(1)	217,626	14,959	6.87	199,311	13,641	6.84	179,593	12,158	6.77

Interest-Bearing Liabilities:
Savings and Money Markets	56,512	1,642	2.91	68,267	2,077	3.04	65,859	1,275	1.94
Demand and NOW accounts	32,727	288	0.88	24,928	29	0.12	23,723	26	0.11
Certificate accounts	96,648	4,649	4.81	79,747	3,335	4.18	69,489	2,436	3.50
Borrowings	26,511	1,346	5.08	19,824	945	4.77	16,239	639	3.93

Total interest-bearing liabilities	212,398	7,925	3.73	192,766	6,386	3.31	175,310	4,376	2.50

Net interest income		$7,034			$7,255			$7,782
Net interest rate spread			3.14%			3.53%			4.27%
Net earning assets	$5,228			$6,545			$4,283
Net interest margin			3.23%			3.64%			4.33%
Average interest-earning assets to average interest-bearing liabilities		102.46%		103.40%			102.44%
______________________________________

(1)	Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.
(2)	The negative yields during 2006 and 2005 are the result of the acceleration of the amortization of premiums caused by significant prepayments during the periods.

Rate/Volume Analysis

       The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities.  It distinguishes between the changes related to outstanding balances and that due to the changes in interest rates.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume).  For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Year ended December 31, 2007 vs. 2006			Year ended December 31, 2006 vs. 2005
	Increase (decrease) due to		Total increase	Increase (decrease) due to		Total increase
	Volume	Rate	(decrease)	Volume	Rate	(decrease)
	(In thousands)
Interest-earning assets:
Loans receivable	$1,274	$103	$1,377	$1,342	$122	$1,464
Mortgage-backed securities	(5)	40	35	9	(14)	(5)
Other	(4)	(90)	(94)	9	15	24

Total interest-earning assets	$1,265	$53	$1,318	$1,360	$123	$1,483

Interest-bearing liabilities:
Savings and Money Market	$(354)	$(81)	$(435)	$47	$755	$802
Demand and NOW accounts	40	219	259	1	2	3
Certificate accounts	758	556	1,314	359	541	900
Borrowings	329	72	401	141	165	306

Total interest-bearing liabilities	$774	$765	1,539	$548	$1,463	2,011

Net interest income (loss)			$(221)			$(528)

Comparison of Results of Operation for the Year Ended December 31, 2007 and 2006

General.  Net income decreased $1.9 million to $319,000 for the year ended December 31, 2007 from $2.2 million for the year ended December 31, 2006.  The primary reason for this decrease was our June 2006 sale of our existing credit card portfolio to a third-party provider for credit card services at a gain of $2.3 million (pre-tax).  Netting out the credit card gain in 2006, net income was $702,000 compared to $319,000 in 2007.  The main factors related to this decrease was related to interchange income earned from VISA in 2006 but not in 2007, as well as lower net interest income as a result of the VISA sale and higher cost of funds resulting from higher prevailing market rates.

Interest Income.  Interest income increased by $1.3 million, or 9.7%, to $15.0 million for the year ended December 31, 2007 from $13.6 million for the year ended December 31, 2006.  The increase in interest income was primarily related to the increased volume of loans outstanding during the period.

The weighted average yield on loans increased from 6.85% for the year ended December 31, 2006 to 6.90% for the year ended December 31, 2007.  The increase was primarily the result of higher prevailing market interest rates in 2007 than in 2006.  We anticipate our weighted average yield on loans will improve as we continue to emphasize higher yielding commercial real estate and commercial business lending.

Interest Expense.  Interest expense increased $1.5 million, or 24.1%, to $7.9 million for the year ended December 31, 2007, from $6.4 million for the year ended December 31, 2006.  The increase in interest expense was primarily due to the increased levels of time deposits and Federal Home Loan Bank advances, and the higher interest rates paid on those funds as a result of the rising interest rate environment.  Our weighted average cost of interest-bearing liabilities was 3.73% for the year ended December 31, 2007 compared to 3.31% for the same time period in 2006.

Interest paid on deposits increased $1.1 million, or 20.1%, to $6.6 million for the year ended December 31, 2007, as compared to $5.4 million for the year ended December 31, 2006.  The increase resulted primarily from an increase in the average balance of outstanding time deposits of $16.9 million to $96.6 million during the year ended December 31, 2007, compared to $79.7 million during the year ended December 31, 2006.  A 63 basis point increase in the average rate paid on those funds also contributed to the increase.  Partially offsetting the increase was a $11.8 million decrease in the average balance of outstanding savings and money market accounts during the year ended December 31, 2007, compared to the year ended December 31, 2006.

Interest expense on Federal Home Loan Bank advances increased $401,000, or 42.4%, to $1.3 million for the year ended December 31, 2007 from $945,000 for the year ended December 31, 2006.  The increase resulted from an increase in the average balance of outstanding Federal Home Loan Bank advances of $6.7 million, to $26.5 million for the year ended December 31, 2007 from $19.8 million for the year ended December 31, 2006.  In addition, the cost of Federal Home Loan Bank advances increased 31 basis points from 4.77% for the 2006 period to 5.08% for the 2007 period.

Net Interest Income.  Net interest income decreased $221,000, or 3.0%, to $7.0 million for the year ended December 31, 2007 from $7.3 million for the year ended December 31, 2006.  The decrease in net interest income primarily resulted from an increase in our cost of funds caused by the continued rising interest rate environment.  The increase in our cost of funds was greater than the increase in our average yield on loans.  Our net interest margin was 3.22% for the year ended December 31, 2007, compared to 3.64% for the year ended December 31, 2006.

Provision for Loan Losses.  We establish provisions for loan losses, which are charged to earnings, at a level required to reflect probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, peer group data, prevailing economic conditions, and current factors.  Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions and other relevant data.  Larger non-homogeneous loans, such as commercial loans for which management has concerns about the borrowers’ ability to repay, are evaluated individually, and specific loss allocations are provided for these loans when necessary.

Based on management’s evaluation of these factors, provisions of $250,000 and $282,000 were made during the years ended December 31, 2007 and 2006, respectively.  The decrease in the provision for loan losses for 2007 was primarily attributable to the sale of the higher risk credit card portfolio in June 2006 and the current level of the allowance for loan losses.  At December 31, 2007, the annualized ratio of net charge-offs to average loans decreased 3 basis points to 0.37% from 0.40% at December 31, 2006.  The ratio of non-performing loans to total loans increased from 0.14% at December 31, 2006 to 0.19% at December 31, 2007, primarily due to the addition of one non-performing first mortgage loan.

Noninterest Income.  Noninterest income decreased $2.5 million, or 54.1%, to $2.1 million for the year ended December 31, 2007 from $4.6 million for the year ended December 31, 2006.  The overall decrease is the result of the $2.3 million one-time gain resulting from the sale of the credit card portfolio in June 2006.  Fees and services charges decreased $278,000 or 14.6% during the 2007 period to $1.6 million, primarily because of a reduction in VISA credit card interchange income during the 2007 period.

Noninterest Expense.  Noninterest expense increased $284,000, or 3.4%, to $8.5 million for the year ended December 31, 2007, compared to $8.2 million for the year ended December 31, 2006.  The increase was primarily the result of higher data processing expense in 2007 compared to 2006.  The increase in data processing expense was offset to an extent by a decrease in operations expense related to VISA credit card processing.

Income Tax Expense.  For the periods ended December 31, 2007 and 2006, there was a $1.0 million decrease in tax expense, due to the gain on the sale of our credit card portfolio, from $1.1 million in 2006, to $62,000 in 2007.

Liquidity

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business.  We rely on a number of different sources in order to meet our potential liquidity demands.  The primary sources are increases in deposit accounts, Federal Home Loan Bank advances and cash flows from loan payments.

As of December 31, 2007, our total borrowing capacity was $47.4 million with the Federal Home Loan Bank of Seattle, subject to certain requirements, with unused borrowing capacity of $31.6 million at that date.  Our low level of liquid investment securities creates more reliance on our line of credit with the Federal Home Loan Bank of Seattle.  In addition, we have historically sold all of our conforming mortgage loans in the secondary market to Fannie Mae in order to reduce interest rate risk and to create still another source of liquidity.  In order to obtain an additional source of liquidity, we have been in discussions with an institutional investor to determine if it will purchase our mortgage products that do not meet Fannie Mae standards, including land loans, jumbo loans, and some adjustable rate mortgage loans.  Because of a recent tightening of credit funding generally and reduction in institutional investors investing in securitized mortgage products, it is not certain this arrangement will be finalized

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds.  On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities.  Participation loans sold include commercial real estate loans.  These participations are sold to manage borrower concentration risk as well as interest rate risk.  This activity has increased as a result of increased production.  We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At December 31, 2007, the approved outstanding loan commitments, including unused lines of credit, amounted to $37.7 million.  Certificates of deposit scheduled to mature in one year or less at December 31, 2007, totaled $77.5 million.  It is management’s policy to manage deposit rates that are competitive with other local financial institutions.  Based on this management strategy, we believe that a majority of maturing deposits will remain with Sound Community Bank.

During 2007, cash and cash equivalents increased $456,000, or 8.1%, from $5.6 million as of December 31, 2006 to $6.1 million as of December 31, 2007.  Cash from financing activities of $15.7 million and cash from operating activities of $3.8 million more than offset cash used for investing activities of $19.0 million for the year ended December 31, 2007.  Primary sources of cash for 2007 included an increase in deposits of $21.8 million.  Primary uses of cash included an increase in net loans receivable and loans held for sale of $14.1 million.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations.  Further, management is not aware of any current recommendations by regulatory agencies which, if they were to be implemented, would have this effect.

Off-Balance Sheet Activities

In the normal course of operations, Sound Community Bank engages in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the year ended December 31, 2007, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

A summary of our off-balance sheet commitments to extend credit at December 31, 2007, is as follows:

Off-balance sheet loan commitments:
Commitments to make loans	$1,406
Undisbursed portion of loans closed	2,324
Unused lines of credit	32,354
Irrevocable letters of credit	1,575
Total loan commitments	$37,659

Capital Resources

Sound Community Bank is subject to minimum capital requirements imposed by the OTS.  Based on its capital levels at December 31, 2007, Sound Community Bank exceeded these requirements as of that date and continues to exceed them as of the date of this prospectus.  Consistent with our goals to operate a sound and profitable organization, our policy is for Sound Community Bank to maintain a “well-capitalized” status under the capital categories of the OTS.  Based on capital levels at December 31, 2007, Sound Community Bank was considered to be well-capitalized.  Management monitors the capital levels of Sound Community Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well-capitalized” institutions.  The following table shows the capital ratios of the Bank at December 31, 2007.

	Actual		Minimum Capital Requirements			Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Rate
	(Dollars in thousands)

Core capital (to total adjusted assets)	$15,885	6.70%	$9,479	4.00%		11,848	5.00%
Core capital (to risk-weighted assets)	$15,885	10.00%	$9,572	6.00	%(1)	9,531	6.00%
Risked-based capital (to risk-weighted assets)	$16,716	10.52%	$12,708	8.00%		15,885	10.00%
           __________________________________________

(1)	The Tier 1 risk-based capital requirement for a well-capitalized institution is 6% of risk-weighted assets. See “How We Are Regulated - Regulatory Capital Requirements.”

After December 31, 2007, the Bank became a subsidiary of the Company, and the Company raised $13.0 million in its public offering, which resulted in net proceeds of $12.1 million, which increased the capital levels of the Company and the Bank.  We believe that we have sufficient capital to carry out our proposed business plan at least through 2008 and to meet any applicable regulatory capital requirements during that period.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) released Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements.  SFAS 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years.  We estimate that the initial application of SFAS 157 will not be material.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits the choice of measuring financial instruments and certain other items at fair value.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected not to apply the provisions of SFAS 159 to our eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of SFAS 159 will have no effect on our financial statements.

In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“SFAS 141(R)”).  SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141(R) also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Accordingly, we will apply SFAS 141(R) to business combinations occurring on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently.

SFAS 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 must be applied prospectively as of the beginning of the fiscal year in which SFAS 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented.  We do not have a noncontrolling interest in one or more subsidiaries. Accordingly, we do not anticipate that the initial application of SFAS 160 will have an impact on our financial statements.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

Asset/Liability Management

Our Risk When Interest Rates Change.  The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time.  Market rates change over time.  Like other financial institutions, our results of operations are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities.  The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk and is our most significant market risk.

How We Measure Our Risk of Interest Rate Changes.  As part of our attempt to manage our exposure to changes in interest rates and comply with applicable regulations, we monitor our interest rate risk.  In doing so, we analyze and manage assets and liabilities based on their interest rates and payment streams, timing of maturities, repricing opportunities, and sensitivity to actual or potential changes in market interest rates.

Sound Community Bank is subject to interest rate risk to the extent that its interest-bearing liabilities, primarily deposits and Federal Home Loan Bank advances, reprice more rapidly or at different rates than its interest-earning assets.  In order to minimize the potential for adverse effects of material prolonged increases or decreases in interest rates on our results of operations, we have adopted an asset and liability management policy.  The board of directors sets the asset and liability policy for Sound Community Bank, which is implemented by the asset/liability committee.

The purpose of the asset/liability committee is to communicate, coordinate, and control asset/liability management consistent with our business plan and board-approved policies.  The committee establishes and monitors the volume and mix of assets and funding sources, taking into account relative costs and spreads, interest rate sensitivity and liquidity needs.  The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk and profitability goals.

The committee generally meets monthly to, among other things, protect capital through earnings stability over the interest rate cycle; maintain our well-capitalized status; and provide a reasonable return on investment.  The committee recommends appropriate strategy changes based on this review.  The committee is responsible for reviewing and reporting the effects of the policy implementations and strategies to the board of directors at least quarterly.  Senior managers oversee the process on a daily basis.

A key element of Sound Community Bank’s asset/liability management plan is to protect net earnings by managing the maturity or repricing mismatch between its interest-earning assets and rate-sensitive liabilities.  We seek to reduce exposure to earnings by extending funding maturities through the use of Federal Home Loan Bank advances, through the use of adjustable rate loans and through the sale of certain fixed rate loans in the secondary market.

As part of its efforts to monitor and manage interest rate risk, Sound Community Bank uses the net portfolio value (“NPV”) methodology adopted by the OTS as part of its capital regulations.  In essence, this approach calculates the difference between the present value of expected cash flows from assets and liabilities.  Management and the board of directors review NPV measurements on a quarterly basis to determine whether Sound Community Bank’s interest rate exposure is within the limits established by the board of directors.

Sound Community Bank’s asset/liability management strategy dictates acceptable limits on the amounts of change in given changes in interest rates.  For interest rate increases of 100, 200, and 300 basis points, our policy dictates that our NPV ratio should not fall below 7%, 7%, and 5%, respectively.  As illustrated in the table below, we were in compliance with this aspect of our asset/liability management policy at December 31, 2007, except in the case of a 200 basis point increase in rates.

The table presented below, as of December 31, 2007 (the latest available information), is an internal analysis of our interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 200 basis points.

As illustrated in the tables below, Sound Community Bank would benefit from a decrease in market rates of interest.  Our NPV would be negatively impacted by an increase in interest rates.  An increase in rates would negatively impact our NPV as a result of deposit accounts and Federal Home Loan Bank borrowings repricing more rapidly than loans and securities due to the fixed rate nature of a large portion of our loan and security portfolios.  As rates rise, the market value of fixed rate assets declines due to both the rate increases and slowing prepayments.

December 31, 2007
Change in Interest Rates in		Net Portfolio Value			NPV
Basis Points		$ Amount	$ Change	% Change	Ratio %
(Dollars in thousands)
300	bp	$15,073	$(6,232)	(29)%	6.44%
200	bp	17,357	(3,948)	(19)%	7.31%
100	bp	19,417	(1,887)	(9)%	8.07%
0	bp	21,305	---	---	8.74%
(100	)bp	23,162	1,857	9%	9.39%
(200	)bp	24,682	3,377	16%	9.89%

In addition to monitoring selected measures of NPV, management also monitors effects on net interest income resulting from increases or decrease in rates.  This process is used in conjunction with NPV measures to identify excessive interest rate risk.  In managing our assets/liability mix, depending on the relationship between long and short term interest rates, market conditions and consumer preference, we may place somewhat greater emphasis on maximizing its net interest margin than on strictly matching the interest rate sensitivity of its assets and liabilities.   Management also believes that the increased net income which may result from an acceptable mismatch in the actual maturity or repricing of its asset and liability portfolios can, during periods of declining or stable interest rates, provide sufficient returns to justify the increased exposure to sudden and unexpected increases in interest rates which may result from such a mismatch.  Management believes that Sound Community Bank’s level of interest rate risk is acceptable under this approach.

In evaluating Sound Community Bank’s exposure to interest rate movements, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered.  For example, although certain assets and liabilities may have similar maturities or repricing periods, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates.  Additionally, certain assets, such as adjustable rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the asset.  Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed above.  Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.  Sound Community Bank considers all of these factors in monitoring its exposure to interest rate risk.

Item 8.           Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sound Community Bank and Subsidiary

We have audited the accompanying consolidated balance sheets of Sound Community Bank and Subsidiary (the Bank) as of December 31, 2007 and 2006, and the related consolidated statements of income, equity, and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Bank is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Bank’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sound Community Bank and Subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Everett, Washington
March 31, 2008

SOUND COMMUNITY BANK AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS

	DECEMBER 31,
	2007	2006

CASH AND CASH EQUIVALENTS	$6,104,963	$5,649,306

SECURITIES AVAILABLE-FOR-SALE, at fair value	71,245	169,569

FEDERAL HOME LOAN BANK (FHLB) STOCK, at cost	1,319,500	1,319,500

LOANS HELD-FOR-SALE	822,129	1,307,320

LOANS	220,233,447	205,634,456
Less allowance for loan losses	(827,688)	(822,393)

Loans, net	219,405,759	204,812,063

ACCRUED INTEREST RECEIVABLE	1,051,476	895,382

PREMISES AND EQUIPMENT, net	1,404,853	1,330,199

CASH SURRENDER VALUE OF BANK OWNED
LIFE INSURANCE	4,035,412	3,278,581

MORTGAGE SERVICING RIGHTS	864,946	867,562

OTHER REAL ESTATE OWNED	817,108	-

OTHER ASSETS	1,068,008	1,033,363

Total assets	$236,965,399	$220,662,845

  See accompanying notes.

SOUND COMMUNITY BANK AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITY

	DECEMBER 31,
	2007	2006

DEPOSITS
Interest-bearing	$189,501,253	$163,717,118
Noninterest-bearing demand	13,289,946	17,250,876

Total deposits	202,791,199	180,967,994

FHLB ADVANCES	15,869,355	22,029,355

ACCRUED INTEREST PAYABLE	210,518	121,561

ACCOUNTS PAYABLE AND OTHER LIABILITIES	1,951,786	1,717,551

ADVANCE PAYMENTS FROM BORROWERS FOR
TAXES AND INSURANCE	254,213	257,309

Total liabilities	221,077,071	205,093,770

COMMITMENTS AND CONTINGENT
LIABILITIES (See Note 14)

EQUITY
Retained earnings	15,885,167	15,566,031
Accumulated other comprehensive income	3,161	3,044

Total equity	15,888,328	15,569,075

Total liabilities and equity	$236,965,399	$220,662,845

  See accompanying notes.

SOUND COMMUNITY BANK AND SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME

	YEARS ENDED DECEMBER 31,
	2007	2006
INTEREST INCOME
Loans, including fees	$14,910,648	$13,533,830
Interest and dividends on investments and cash equivalents	47,987	107,155

Total interest income	14,958,635	13,640,985

INTEREST EXPENSE
Deposits	6,578,434	5,441,074
FHLB advances	1,346,127	945,142

Total interest expense	7,924,561	6,386,216

NET INTEREST INCOME	7,034,074	7,254,769

PROVISION FOR LOAN LOSSES	250,000	281,924

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	6,784,074	6,972,845

NONINTEREST INCOME
Service charges and fee income	1,632,957	1,911,205
Earnings on cash surrender value of bank owned
life insurance	156,831	113,688
Mortgage servicing income	314,765	310,126
Gain on sale of credit card portfolio	-	2,287,309
Gain (loss) on sale of loans	10,949	(10,168)

Total noninterest income	2,115,502	4,612,160

NONINTEREST EXPENSE
Salaries and benefits	4,088,474	4,039,693
Operations	2,389,294	2,660,590
Occupancy	932,324	694,115
Data processing	1,108,362	839,893

Total noninterest expense	8,518,453	8,234,291

INCOME BEFORE PROVISION FOR INCOME TAXES	381,122	3,350,714

PROVISION FOR INCOME TAXES	61,986	1,107,868

NET INCOME	$319,136	$2,242,846

  See accompanying notes.

SOUND COMMUNITY BANK AND SUBSIDIARY
CONSOLIDATED STATEMENT OF EQUITY

		Accumulated
		Other
	Retained	Comprehensive	Total	Comprehensive
	Earnings	Income (Loss)	Equity	Income

BALANCE, December 31, 2005	$13,323,185	$(13,438)	$13,309,747	$-

Net income	2,242,846	-	2,242,846	2,242,846

Unrealized gain on available-for-
sale securities, net of tax	-	16,482	16,482	16,482

BALANCE, December 31, 2006	15,566,031	3,044	15,569,075	2,259,328

Net income	319,136		319,136	319,136

Unrealized gain on available-for-
sale securities, net of tax	-	117	117	117

BALANCE, December 31, 2007	$15,888,167	$3,161	$15,888,328	$319,253

  See accompanying notes.

SOUND COMMUNITY BANK AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$319,136	$2,242,846
Adjustments to reconcile net income to net cash from operating activities
Amortization of net premium on investments	3,544	30,422
Provision for loan losses	250,000	281,924
Depreciation and amortization	331,551	367,666
Additions to mortgage servicing rights	(247,481)	(296,823)
Amortization of mortgage servicing rights	250,097	283,905
Earnings on cash surrender value of bank owned life insurance	(156,831)	(113,688)
Deferred income tax	(93,000)	712,000
Gain on sale of credit card portfolio	-	(2,287,309)
Proceeds from sales of mortgage loans	25,643,933	24,951,283
Originations of mortgage loans held-for-sale	(22,728,821)	(24,955,222)
(Gain) Loss on sale of loans	(10,949)	10,168
Increase (decrease) in operating assets and liabilities
Change in accrued interest receivable	(156,094)	(19,224)
Change in other assets	58,355	(672,260)
Change in accrued interest payable	88,957	37,886
Change in accounts payable and other liabilities	234,235	194,396

Net cash from operating activities	3,786,632	767,970

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale investments	94,897	46,719
Purchase of bank owned life insurance	(600,000)	-
Proceeds from sale of credit card portfolio	-	13,889,554
Net increase in loans	(18,079,776)	(27,474,806)
Purchases of premises and equipment	(406,205)	(126,049)

Net cash from investing activities	(18,991,084)	(13,664,582)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	21,823,205	12,795,379
Net change in FHLB advances	(6,160,000)	725,000
Net change in advances from borrowers for taxes and insurance	(3,096)	11,642

Net cash from financing activities	15,660,109	13,532,021

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	455,657	635,409

CASH AND CASH EQUIVALENTS, beginning of year	5,649,306	5,013,897

CASH AND CASH EQUIVALENTS, end of year	$6,104,963	$5,649,306

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$120,000	$570,000

Interest paid	$7,835,604	$6,348,330

Transfer to other real estate owned	$817,108	$-

  See accompanying notes.

Note 1 - Organization and Summary of Significant Accounting Policies

Organization and principles of consolidation - Sound Community Bank is a federal mutual savings association holding a corporate charter under Section 5 of the Federal Home Owners’ Loan Act. The consolidated financial statements include the accounts of Sound Community Bank and its wholly owned subsidiary, ORCA General, Inc. (collectively, the Bank). ORCA General, Inc. originates mortgages that are purchased by the Bank for later sale on the secondary market or for retention in the Bank’s portfolio. Material intercompany balances have been eliminated in consolidation. The subsidiary has been inactive since December 31, 2003. On May 19, 2003, the Bank, formerly known as Credit Union of the Pacific, a state-chartered credit union organized under the Washington Credit Union Act, consummated its charter conversion to a federal mutual savings association.

Subsequent event (Plan of Reorganization) - Sound Financial, Inc. (“Sound Financial” or the “Company”) was incorporated under federal law on January 8, 2008, to hold all of the stock of Sound Community Bank (sometimes referred to herein as the “Bank”).  Sound Financial is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision.  On an unconsolidated basis, Sound Financial’s assets consist of all of the outstanding shares of common stock of Sound Community Bank, $3 million in cash and a loan to the Sound Financial employee stock ownership plan.  Sound Financial has no significant liabilities.

Sound Financial sold 1,297,148 shares of common stock to investors at $10.00 per share in a subscription offering, which closed on January 8, 2008.  Those shares constitute 44% of the outstanding shares of common stock of Sound Financial.  In connection with the closing of the offering, Sound Financial also issued 29,480 shares of common stock to Sound Community Foundation, a charitable foundation created by Sound Community Bank in connection with the mutual holding company reorganization and subscription offering.  The remaining 1,621,435 shares of common stock of Sound Financial outstanding were issued in accordance with federal law to Sound Community MHC, a federal mutual holding company (“MHC”).

Sound Financial raised $12,971,480 in its public offering and after paying $882,000 in offering expenses (as of the closing date), it contributed $8,000,000 to the bank, lent $1,155,600 to fund its employee stock ownership plan’s purchase of shares in the offering and retained the remaining $2,934,000 for working capital.  As the MHC reorganization and stock offering were completed subsequent to the year ended December 31, 2007, the information in this document relates primarily to the bank, except as otherwise indicated.

Capital raising costs were deferred and deducted from the proceeds of the shares sold in the offering. At December 31, 2007, $735,000 had been paid and deferred.

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Use of estimates in the preparation of financial statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, mortgage servicing rights and other real estate owned.

Cash and cash equivalents - Cash and cash equivalents consist of cash on hand, demand deposits, and interest-bearing deposits with banks, all of which mature within three months or less. The Bank maintains its cash in depository institution accounts that, at times, may exceed federally insured limits. The Bank has not experienced any losses in such accounts.

Securities available-for-sale - Securities available-for-sale consist of debt securities that the Bank has the intent and ability to hold for an indefinite period, but not necessarily to maturity. Such securities may be sold to implement the Bank’s asset/liability management strategies and in response to changes in interest rates and similar factors. Securities available-for-sale are reported at fair value. Unrealized gains and losses, net of the related deferred tax effect, are reported as a net amount in a separate component of equity entitled “accumulated other comprehensive income (loss).” Realized gains and losses on securities available-for-sale, determined using the specific identification method, are included in earnings.

Purchase premiums and discounts are recognized in interest income using the interest method over the period to maturity. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Declines in the fair value of available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. Management periodically evaluates securities for other-than-temporary impairment. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for the period of time sufficient to allow for any anticipated recovery in fair value.

Federal Home Loan Bank stock - The Bank, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding home loans or 5% of advances from the FHLB. The recorded amount of FHLB stock equals its fair value because the shares can only be redeemed by the FHLB at the $100 per share par value. Stock redemptions are at the discretion of the FHLB.

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Loans - The Bank grants mortgage, commercial, and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout the Puget Sound region. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on origination of loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method amortized over the contractual life of the loan.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well secured and in process of collection. Loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for loan losses - The allowance for loan losses is maintained at a level sufficient to provide for probable credit losses based upon evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon management’s continuing analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured. The detailed analysis includes techniques to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The allowance consists of specific, general, and unallocated components. The specific component relates to loans that are classified as doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan. The general component covers nonclassified loans and is based upon historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

The appropriateness of the allowance for loan losses is estimated based upon those factors and trends identified by management at the time consolidated financial statements are prepared. When available information confirms that specific loans or portions thereof are uncollectible, identified amounts are charged against the allowance for credit losses. The existence of some or all of the following criteria will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrower has not demonstrated the ability or intent to bring the loan current; the Bank has no recourse to the borrower, or if it does, the borrower has insufficient assets to pay the debt; the estimated fair value of the loan collateral is significantly below the current loan balance, and there is little or no near-term prospect for improvement.

A loan is considered impaired when it is probable that the Bank will be unable to collect all amounts (principal and interest) due according to the contractual terms of the loan agreement. Smaller balance homogeneous loans, such as residential mortgage loans and consumer loans, are collectively evaluated for probable and reasonably estimated loss. When a loan has been identified as being impaired, the amount of the impairment is measured by using discounted cash flows, except when, as a practical expedient, the current fair value of the collateral, reduced by costs to sell, is used. When the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest), impairment is recognized by creating or adjusting an allocation of the allowance for loan losses.

The provision for loan losses is charged against income and is added to the allowance for loan losses based on quarterly assessments of the loan portfolio. The allowance for loan losses is allocated to certain loan categories based on the relative risk characteristics, asset classifications, and actual loss experience of the loan portfolio. Although management has allocated the allowance for loan losses to various loan portfolio segments, the allowance is general in nature and is available to the loan portfolio in its entirety.

The ultimate recovery of all loans is susceptible to future market factors beyond the Bank’s control. These factors may result in losses or recoveries differing significantly from those provided in the consolidated financial statements. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for credit losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

Transfers of financial assets - Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Loans held-for-sale - To mitigate interest rate sensitivity, from time to time, certain fixed rate loans are identified as held-for-sale in the secondary market. Accordingly, such loans are classified as held-for-sale in the consolidated balance sheets and are carried at the lower of aggregate cost or net realizable value. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Mortgage loans held-for-sale are generally sold with the mortgage servicing rights retained by the Bank. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold.

Mortgage servicing rights - The Bank generally retains the right to service mortgage loans sold to others. The cost allocated to the mortgage servicing rights retained has been recognized as a separate asset and is being amortized in proportion to, and over the period of, estimated net servicing income.

Mortgage servicing rights are periodically evaluated for impairment based upon the fair value of those rights. Fair values are estimated using discounted cash flows based upon current market rates of interest and current expected future prepayment rates. For purposes of measuring impairment, the rights must be stratified by one or more predominant risk characteristics of the underlying loans. The Bank stratifies its capitalized mortgage servicing rights based on the type, term, and interest rate of the underlying loans. The amount of impairment recognized is the amount, if any, by which the amortized cost of the rights for each stratum exceeds their fair value.

Premises and equipment - Leasehold improvements and furniture and equipment are carried at cost, less accumulated depreciation and amortization. Furniture and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from 1 to 10 years. The cost of leasehold improvements is amortized using the straight-line method over the terms of the related leases.

Cash surrender value of bank owned life insurance - The carrying amount of bank owned life insurance approximates its fair value, and is estimated using the cash surrender value, net of any surrender charges.

Foreclosed properties – Other real estate properties and other personal property acquired through, or in lieu of, foreclosure or repossession are to be sold and are initially recorded at the lower of cost or fair value of the properties less estimated costs of disposal. Any write-down to fair value at the time of transfer to foreclosed properties is charged to the allowance for credit losses. Properties are evaluated regularly to ensure that the recorded amounts are supported by their current fair values. Any subsequent reductions in carrying values and revenue and expense from the operations of properties are charged to noninterest income.

Deposits – At December 31, 2007 and 2006, deposits represent various accounts of the owners of the Bank (see subsequent event footnote above). Deposit ownership entitles the members to vote in the annual elections of the board of directors and on other corporate matters. Members are permitted to cast one vote for each $100, or fraction thereof, of the withdrawal value of the members’ accounts up to a maximum of 1,000 votes. Members’ deposits are subordinated to all other liabilities of the Bank upon liquidation. Interest on members’ deposits is based on available earnings at the end of an interest period and is not guaranteed by the Bank. Interest rates are set by the Bank’s Asset-Liability Management Committee.

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Income taxes - Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently payable plus deferred taxes. Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of assets and liabilities, are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled, and are determined using the liability method. The deferred tax provision represents the difference between the net deferred tax asset/liability at the beginning and end of the year. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Segment reporting - The Bank operates in one segment and makes management decisions based on consolidated results. The Bank’s operations are solely in the financial services industry and include providing to its customers traditional banking and other financial services.

Off-balance-sheet credit-related financial instruments - In the ordinary course of business, the Bank has entered into commitments to extend credit, including commitments under the credit card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

Advertising costs - The Bank expenses advertising costs as they are incurred. Advertising expenses were $187,000 for each of the years ended December 31, 2007 and 2006.

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Comprehensive income - Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale investments, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows:

	2007	2006

Unrealized holding gain on available-for-
sale securities	$117	$24,972
Reclassification adjustment for losses
realized in income	-	-

Net unrealized gains	117	24,972
Tax effect	-	(8,490)

Net-of-tax amount	$117	$16,482

The components of accumulated other comprehensive gain (loss) and related tax effects are as follows:

	2007	2006

Net unrealized gain (loss) on
available-for-sale securities	$3,161	$4,612
Tax effect	-	(1,568)

Net-of-tax amount	$3,161	$3,044

Recently Issued or Proposed Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) released Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements.  SFAS 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years.  We estimate that the initial application of SFAS 157 will not be material.

Note 1: Summary of Significant Accounting Policies (continued)

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits the choice of measuring financial instruments and certain other items at fair value.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected not to apply the provisions of SFAS 159 to our eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of SFAS 159 will have no effect on our financial statements.

In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“SFAS 141(R)”).  SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141(R) also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Accordingly, we will apply SFAS 141(R) to business combinations occurring on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently.

Note 1: Summary of Significant Accounting Policies (continued)

SFAS 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 must be applied prospectively as of the beginning of the fiscal year in which SFAS 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented.  We do not have a noncontrolling interest in one or more subsidiaries. Accordingly, we do not anticipate that the initial application of SFAS 160 will have a material impact on our financial statements.

Note 2 - Restrictions on Cash

Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances either as cash on hand or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The reserve balances were $500,000 at December 31, 2007 and 2006.

At December 31, 2007 and 2006, $83,350 and $226,500, respectively, of interest-bearing deposits at other financial institutions were restricted as part of the Bank’s contract with its credit card service provider.

Note 3 - Investments

The amortized cost and approximate fair value were as follows:

		Gross Unrealized			Estimated
	Amortized		Losses Less	Losses Greater	Fair
AFS Securities	Cost	Gains	Than 1 Year	Than 1 Year	Value

December 31, 2007

Mortgage-backed securities	$68,084	$3,161	$-	$-	$71,245

December 31, 2006

Mortgage-backed securities	$164,957	$4,612	$-	$-	$169,569

Note 3 – Investments (continued)

At December 31, 2007, there are no investment securities with unrealized losses.

The two investments at December 31, 2007 are mortgage-backed securities with contractual maturities in 2032. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations.

There were no securities sold for the years ending December 31, 2007 and 2006, respectively.

There were no securities pledged at December 31, 2007 and December 31, 2006.

Note 4 - Loans

The composition of the loan portfolio was as follows:

	2007	2006

Real estate loans
One- to four-family	$83,965,522	$84,793,680
Home equity	45,373,749	39,302,296
Commercial	25,013,481	17,501,332
Construction or development	8,621,743	9,459,038

	162,974,495	151,056,346
Consumer loans
Manufactured homes	22,495,034	19,785,274
Automobile	15,077,564	17,272,000
Other	8,818,012	9,931,905

	46,390,610	46,989,179

Commercial business loans	10,802,911	7,600,362

	220,168,016	205,645,887

Deferred loan origination (fees) costs	65,431	(11,431)
Allowance for loan losses	(827,688)	(822,393)

Total loans, net	$219,405,759	$204,812,063

Note 4 – Loans (continued)

The following is an analysis of the change in the allowance for loan losses:

	2007	2006

Balance, beginning of year	$822,393	$1,321,061
Provision for loan losses	250,000	281,924
Loans charged off	(483,760)	(1,013,374)
Recoveries	239,055	232,782

Balance, end of year	$827,688	$822,393

There are no impaired loans at December 31, 2007 and 2006. At December 31, 2007, there were no commitments to lend additional funds to borrowers whose loans have been modified. Nonperforming loan information was as follows:

	2007	2006

Nonaccrual loans	$418,000	$292,000
Loans 90 or more days past due and
still accruing interest	-	-

	$418,000	$292,000

In the ordinary course of business, the Bank makes loans to its directors and officers. Certain loans to directors, officers, and employees are offered at discounted rates as compared to other customers as permitted by federal regulations. Employees, officers, and directors are eligible for mortgage loans with an adjustable rate that resets annually to 1% over the rolling cost of funds. Employees and officers are eligible for consumer loans that are 1% below the market loan rate at the time of origination. Loans to directors and officers at December 31, 2007 and 2006 totaled approximately $5,448,000 and $4,434,000, respectively. During 2007, loan advances and repayments totaled approximately $2,665,000 and $1,651,000 respectively, on these loans. During 2006, loan advances and repayments totaled approximately $882,000 and $376,415, respectively, on these loans.

On June 30, 2006, the Bank sold its credit card portfolio for approximately $13,900,000. The gain recognized on the sale of the portfolio was approximately $2,300,000. As part of the purchase and sale agreement, the Bank continued to service the loans until January 19, 2007. The unpaid principal balances of loans serviced related to the credit card portfolio as of December 31, 2007 and 2006 approximated $0 and $12,000,000, respectively.

Note 5 - Loan Servicing

The unpaid principal balances of loans serviced for Federal National Mortgage Association (FNMA) at December 31, 2007 and 2006 totaled approximately $132,829,000 and $123,588,000, respectively, and are not included in the Bank’s financial statements.

A summary of the change in the balance of mortgage servicing assets is as follows:

	2007	2006

Balance, beginning of year	$867,562	$854,644
Servicing assets recognized during the year	247,481	296,823
Amortization of servicing assets	(250,097)	(283,905)

Balance, end of year	$864,946	$867,562

There was no valuation allowance for mortgage servicing rights at December 31, 2007 and 2006. The fair value of mortgage servicing rights was $1,248,590 and $1,137,012 at December 31, 2007 and 2006, respectively.

The key economic assumptions used in determining the fair value of mortgage servicing rights are as follows:

Prepayment speed (PSA)	217%	213%
Weighted-average life (years)	5.1	5.1
Yield to maturity discount rate	10.0%	10.0%

Note 6 - Premises and Equipment

Premises and equipment are summarized as follows:

Leasehold improvements	$1,552,684	$1,505,332
Furniture and equipment	1,670,571	1,296,699

	3,223,255	2,802,031
Accumulated depreciation and amortization	(1,818,402)	(1,482,915)

	1,404,853	1,319,116
Fixed assets in process	-	11,083

	$1,404,853	$1,330,199

Depreciation and amortization expense for the years ended December 31, 2007 and 2006 amounted to $331,551 and $367,666, respectively.

Note 6 - Premises and Equipment (continued)

The Bank leases office space in several buildings. Generally, operating leases contain renewal options and provisions requiring the Bank to pay property taxes and operating expenses over base period amounts. All rental payments are dependent only upon the lapse of time.

Minimum rental payments under noncancelable operating leases with initial or remaining terms of one year or more are as follows:

YEAR ENDING
DECEMBER 31,	AMOUNT

2008	$543,428
2009	541,667
2010	461,785
2011	450,310
2012	464,342
Thereafter	1,847,359

$4,308,891

The total rental expense for the years ended December 31, 2007 and 2006 for all facilities leased under operating leases was approximately $538,000 and $582,000, respectively.

Note 7 - Deposits

Deposits are summarized as follows:

	2007	2006

Savings accounts	$11,696,050	$12,509,816
Checking accounts	45,289,355	29,962,467
Money market accounts	39,754,145	53,269,562
Time certificates of deposit accounts	106,051,649	85,226,149

	$202,791,199	$180,967,994

Note 7 - Deposits (continued)

Scheduled maturities of time certificates of deposit are as follows:

YEAR ENDING
DECEMBER 31,	AMOUNT

2008	$77,489,255
2009	20,245,604
2010	4,679,041
2011	1,468,081
2012	2,169,668

$106,051,649

Savings accounts, checking accounts, money market accounts, and individual retirement savings accounts have no contractual maturity. Certificate accounts have maturities of five  years or less.

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2007 and 2006 was approximately $50,295,000 and $35,162,000, respectively. Deposits in excess of $100,000 generally are not federally insured.

Deposits from related parties held by the Bank at December 31, 2007 and December 31, 2006, amounted to $1,154,000 and $1,043,000, respectively.

Interest expense by deposit category is as follows:

	2007	2006

Savings and IRA	$130,603	$158,512
Checking	320,855	28,918
Time deposits	4,648,518	3,335,352
Money market	1,478,458	1,918,292

	$6,578,434	$5,441,074

Note 8 - FHLB Advances

The Bank utilizes a loan agreement with the Federal Home Loan Bank (FHLB) of Seattle. The terms of the agreement call for a blanket pledge of a portion of the Bank’s mortgage portfolio based on the outstanding balance. At December 31, 2007, the amount available to borrow under this agreement is approximately 20% of total assets, conditional upon meeting certain collateral and stock ownership requirements. Borrowings outstanding at December 31, 2007 and 2006 had a weighted-average interest rate of 4.60% and 4.84%, respectively. The Bank had outstanding borrowings under this arrangement of $15,869,355 and $22,029,355 at December 31, 2007 and 2006, respectively. Contractual principal repayments are as follows:

YEAR ENDING
DECEMBER 31,	AMOUNT

2008	$600,000
2009	5,269,355
2010	10,000,000

$15,869,355

	YEAR ENDING DECEMBER 31,
	2007	2006	2005
	(Dollars in thousands)
Maximum balance:
FHLB advances	$34,519	$24,485	$25,399

Average balances:
FHLB advances	$26,511	$19,824	$16,239

Weighted average interest rate:
FHLB advances	5.08%	4.77%	3.93%

Note 9 - Employee Benefits

The Bank has a 401(k) pension plan that allows employees to defer a portion of their salary into the 401(k) plan. The Bank contributes 1% of employees’ base salary and matches a portion of employees’ salary deferrals. Pension costs are accrued and funded on a current basis. The Bank contributed $97,663 and $108,176 to the plan for the years ended December 31, 2007 and 2006, respectively.

The Bank also offers a deferred compensation plan for designated senior managers, which provides benefits payable at age 65. Under certain circumstances, benefits are payable to designated beneficiaries. Contributions to the plan are discretionary, and monies set aside to fund the plan are currently held in certificate of deposit accounts at the Bank and at December 31, 2007 and 2006 approximated $177,000 and $135,000, respectively. The Bank contributed $11,000 and $33,000 to the plan for the years ended December 31, 2007 and 2006, respectively.

Note 10 - Income Taxes

The components of the provision for income taxes are as follows:

	2007	2006

Current	$154,986	$395,868
Deferred	(93,000)	712,000

Provision for income taxes	$61,986	$1,107,868

The provision for federal income taxes differs from that computed at the statutory tax rate of 34% as follows:

Provision at statutory rate	$129,580	$1,139,243
Tax-exempt income	(67,754)	(38,654)
Other	160	7,279

	$61,986	$1,107,868

Federal Tax Rate	34.0%	34.0%
Tax exempt rate	(17.8)	(1.2)
Other	0.1	0.3
Effective tax rate	16.3%	33.1%

Note 10 - Income Taxes (continued)

The Bank’s total net deferred tax asset (liability), included on the consolidated balance sheets in accounts payable and other liabilities or in other assets, is as follows:

Deferred tax assets
Deferred compensation	$100,000	$46,000
Nonaccrual interest	4,000	4,000
Depreciation	12,000	(20,000)
Other, net	-	76,000

Total deferred tax assets	116,000	106,000

Deferred tax liabilities
Allowance for loan losses	73,000	166,000
Federal Home Loan Bank stock	142,000	142,000
Prepaid expenses	57,000	22,000
Unrealized gain on securities	1,000	2,000
Deferred loan fees and costs	276,000	301,000

Total deferred tax liabilities	549,000	633,000

Net deferred tax asset (liability)	$(443,000)	$(527,000)

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  The company had no unrecognized tax benefits which would require an adjustment to the January 1, 2007 beginning balance of retained earnings.  The Company had no unrecognized tax benefits at January 1, 2007 and at December 31, 2007.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense.  During the years ended December 31, 2007 and 2006 the Company recognized no interest and penalties.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states.  With few exceptions, the Company is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2004.

Note 11 - Minimum Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined) and Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 2007 and 2006, the Bank meets all capital adequacy requirements to which it is subject.

Note 11 - Minimum Regulatory Capital Requirements (continued)

As of December 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts (in thousands) and ratios as of December 31, 2007 and 2006 are presented in the following table:

						To Be Well Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2007
Total Capital
(to Risk-Weighted Assets)	$16,716	10.52%	$12,708	>	8.0%	$15,885	>	10.0%
Tier I Capital
(to Risk-Weighted Assets)	$15,885	10.00%	$6,354	>	4.0%	$9,531	>	6.0%
Tier I Capital
(to Average Assets)	$15,885	6.70%	$9,479	>	4.0%	$11,848	>	5.0%

As of December 31, 2006
Total Capital
(to Risk-Weighted Assets)	$16,391	10.89%	$12,042	>	8.0%	$15,052	>	10.0%
Tier I Capital
(to Risk-Weighted Assets)	$15,566	10.34%	$6,021	>	4.0%	$9,031	>	6.0%
Tier I Capital
(to Average Assets)	$15,566	7.04%	$8,843	>	4.0%	$11,053	>	5.0%

Regulatory capital levels reported above differ from the Bank’s total capital, computed in accordance with accounting principles generally accepted in the United States (GAAP) as follows (in thousands):

	2007	2006

Equity	$15,888	$15,569
Accumulated other comprehensive
(income) loss	(3)	(3)

Total Tier 1 capital	$15,885	$15,566

Allowance for loan and lease losses	$828	$822
Unrealized gain on AFS securities	3	3

Total capital	$16,716	$16,391

Note 12 - Fair Value of Financial Instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments for which it is practicable to estimate fair value. As defined by SFAS No. 107, the following methods and assumptions were used to estimate fair value of each class of financial instruments listed below:

Cash and cash equivalents, accrued interest receivable and payable, and advance payments from borrowers for taxes and insurance - The estimated fair value is equal to the carrying amount.

Investments - Estimated fair values for investments are obtained from quoted market prices where available. Where quoted market prices are not available, estimated fair values are based on matrix pricing models provided by an outside independent source.

Loans - The estimated fair value for all fixed rate loans (including loans held-for-sale) is determined by discounting the estimated cash flows using the current rate at which similar loans would be made to borrowers with similar credit ratings and maturities. The estimated fair value for variable rate loans is the carrying amount. The impact of delinquent loans on the estimates of the fair values described above is not considered to have a material effect.

FHLB stock - The estimated fair value is equal to the par value of the stock.

Deposits - The estimated fair value of deposit accounts (savings, checking, and money market accounts) is the carrying amount. The fair value of fixed-maturity time certificates of deposit is estimated by discounting the estimated cash flows using the current rate at which similar certificates would be issued.

FHLB advances - The fair values of FHLB advances are estimated using discounted cash flow analyses, based on the Bank’s current incremental borrowing rates for similar types of borrowing arrangements.

Off-balance-sheet financial instruments - The fair values for the Bank’s off-balance-sheet loan commitments are estimated based on fees charged to others to enter into similar agreements taking into account the remaining terms of the agreements and credit standing of the Bank’s customers. The estimated fair value of these commitments is not significant.

Note 12 - Fair Value of Financial Instruments (continued)

The estimated fair value of the Bank’s financial instruments is summarized as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$6,104,963	$6,104,963	$5,649,306	$5,649,306
Investments available-
for-sale	$71,245	$71,245	$169,569	$169,569
FHLB stock	$1,319,500	$1,319,500	$1,319,500	$1,319,500
Loans, net	$219,405,759	$218,709,207	$206,119,383	$203,386,364
Accrued interest receivable	$1,051,476	$1,051,476	$895,382	$895,382

Financial liabilities
Demand deposits	$96,739,550	$96,739,550	$95,741,845	$95,741,845
Time deposits	$106,051,649	$106,504,696	$85,226,149	$86,217,772
FHLB advances	$15,869,355	$15,884,249	$22,029,355	$21,930,486
Accrued interest payable	$210,518	$210,518	$121,561	$121,561
Advance payments from
borrowers for taxes
and insurance	$254,213	$254,213	$257,309	$257,309

The Bank assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Bank’s financial instruments will change when interest rate levels change, and that change may be either favorable or unfavorable to the Bank. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Bank’s overall interest rate risk.

Note 13 - Concentrations of Credit Risk

Most of the Bank’s business activity is with customers located in the state of Washington. A substantial portion of the loan portfolio is represented by 1-4 family mortgage loans throughout western Washington. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the area. Loans to one borrower are limited by federal banking regulations to 15% of the Bank’s equity, excluding accumulated other comprehensive income (loss).

Note 14 - Commitments and Contingent Liabilities

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally represent a commitment to extend credit in the form of loans. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statement of financial condition.

The Bank’s exposure to credit loss, in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer. Financial instruments whose contract amount represents credit risk were as follows:

	2007	2006

Home equity	$19,989,961	$17,309,267
Personal line of credit	3,192,912	2,915,019
Business line of credit	9,171,216	6,061,391
Construction	2,324,413	2,174,581
Letters of Credit	1,575,000	-
Residential mortgage	1,406,242	-

	$37,659,744	$28,460,258

At December 31, 2007, fixed rate loan commitments totaled $1,406,242 and had a weighted average interest rate of 6.22%. At December 31, 2006, fixed rate loan commitments totaled $4,390,933 and had a weighted average interest rate of 9.75%.

Commitments for credit may expire without being drawn upon. Therefore, the total commitment amount does not necessarily represent future cash requirements of the Bank. These commitments are not reflected in the financial statements.

Note 14 - Commitments and Contingent Liabilities (continued)

In the ordinary course of business, the Bank sells loans without recourse that may have to be subsequently repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults, and fraud. When a loan sold to an investor without recourse fails to perform, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Bank may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are not defects, the Bank has no commitment to repurchase the loan. As of December 31, 2007 and 2006, the maximum amount of these guarantees totaled $132,829,000 and $123,588,000, respectively. These amounts represent the unpaid principal balances of the Bank’s loans serviced for others’ portfolios. The Bank has recorded no reserve to cover loss exposure related to these guarantees. In January 2006, the Bank received a request from Fannie Mae to repurchase one loan that was not fully conforming to their standards. The amount of the loan repurchased was approximately $154,000 and the Bank recorded a loss of $750 on the repurchase transaction. No loans were repurchased for the year ended December 31, 2007.

The Bank pays certain medical, dental, prescription, and vision claims for its employees, on a self-insured basis. The Bank has purchased stop-loss insurance to cover claims that exceed stated limits and has recorded estimated reserves for the ultimate costs for both reported claims and claims incurred but not reported, which are not considered significant at December 31, 2007 and 2006.

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

Note 15 - Supplemental Executive Retirement Plan

Effective in 2007, the board of directors adopted a supplemental executive retirement plan (SERP) to provide certain members of senior management with additional retirement income. These payments are subject to a non-compete clause. The SERP is an unfunded, non-contributory defined benefit plan evidenced by an Executive Long Term Compensation Agreement between the recipients and the Bank. The SERP is subject to a vesting schedule and payments do not begin until after retirement. The SERP provides for earlier payments in the event of death or disability. In the event of an involuntary termination without cause or a change in control of the Bank, the recipients are entitled immediately to the accrued liability under the SERP (with any applicable cutback for payments after a change in control as required by Section 280(G) of the Internal Revenue Code). As of December 31, 2007, the accrued liability for the SERP was $116,000 and is included in accounts payable and other liabilities on the consolidated balance sheet. The expense was $116,000 for the year ended December 31, 2007.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.         Controls and Procedures.

An evaluation of our disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2007, was carried out under the supervision and with the participation of the our Chief Executive Officer, Principal Financial Officer and several other members of our senior management within the 90-day period preceding the filing date of this annual report.  Our Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2007, that have materially affected, or as reasonably likely to materially affect, our internal control over financial reporting.

We do not expect that our disclosure controls and procedures will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Sound Financial have been detected.  These inherent limitations include the realities that judgment in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.        Other Information

None.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

Directors

Information concerning the Company’s directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2008, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

Information concerning the executive officers of the Company and the Bank is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2008, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Audit Committee Matters and Audit Committee Financial Expert

The Board of Directors of the Company has a standing Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of that committee are Directors McMullen (chair), Haddad, Carney and Jones, all of whom are considered independent under Nasdaq listing standards.  The Board of Directors has determined that Ms. Jones is an “audit committee financial expert” as defined in applicable SEC rules.  Additional information concerning the audit committee of the Company’s Board of Directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2008, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

The Company adopted a written Code of Ethics based upon the standards set forth under Item 406 of Regulation S-K of the Securities Exchange Act.  The Code of Ethics applies to all of the Company’s directors, officers and employees.  A copy of the Company’s Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-K for the year ended December 31, 2007.  A copy of the Code of Ethics is available on our website at www.soundcb.com under “Investor Relations – Governance” or free of charge from the Company by writing to our Corporate Secretary at Sound Financial, Inc., 2005 5th Avenue, Suite 200, Seattle, Washington, 98121 or by calling (206) 448-0884.

Nomination Procedures

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Item 11.           Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2008, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2008, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

We had no equity compensation plans as of December 31, 2007.

Item 13.            Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions, our independent directors and our audit and nominating committee charters is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2008, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14.            Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2008, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

Item 15.            Exhibits and Financial Statement Schedules

(a)(1) List of Financial Statements

The following are contained in Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2007 and 2006
Consolidated Statements of Income for the Years Ended December 31, 2007 and 2006
Consolidated Statements of Equity for the Years Ended December 31, 2007, and 2006
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006
Notes to Consolidated Financial Statements

(a)(2) List of Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3) List of Exhibits:
Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2	Plan of Reorganization and Stock Issuance	*
3.1	Charter	*
3.2	Bylaws	**
4	Instruments defining the rights of security holders, including indentures: Form of Sound Financial, Inc. Common Stock Certificate	**

9	Voting Trust Agreement	None
10.1	Employment Agreement with Laura Lee Stewart	*
10.2	Executive Long Term Compensation Agreement with Laura Lee Stewart	*
10.3	Executive Long Term Compensation Agreement with Patricia Floyd	*
10.4	Sound Incentive Compensation Achievement Plan	*
10.5	Summary of Annual Bonus Plan	*
10.6	Summary of Quarterly Bonus Plan	*
10.7	Director Fee Arrangements for 2008	10.7
11	Statement re computation of per share earnings	None
14	Code of Business Conduct and Ethics	14
16	Letter re change in certifying accountant	None
18	Letter re change in accounting principles	None
21	Subsidiaries of the registrant	*
22	Published report regarding matters submitted to vote of security holders	None
23	Consents of Experts and Counsel	None
24	Power of Attorney	None
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2
32	Section 1350 Certification	32

*
Filed as an exhibit to the Company’s Form SB-2 registration statement filed on September 20, 2007 (File No. 333-146196) pursuant to Section 5 of the Securities Act of 1933.  Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

**
Filed as an exhibit to Pre-Effective Amendment No. 1 to the Company’s Form SB-2 registration statement filed on November 2, 2007 (File No. 333-146196) pursuant to Section 5 of the Securities Act of 1933.  Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(b)  Exhibits - Included, see list in (a)(3).

(c)  Financial Statements Schedules - None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sound Financial, Inc.

Date: March 31, 2008	By:	/s/ Laura Lee Stewart
Laura Lee Stewart, President and Chief Executive Officer
Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Laura Lee Stewart	/s/ Tyler K. Myers
Laura Lee Stewart, President and Director	Tyler K. Myers, Chairman of the Board
(Principal Executive Officer)

Date: March 31, 2008	Date: March 31, 2008

/s/ David S. Haddad, Jr.	/s/ Robert F. Carney

David S. Haddad, Jr., Director	Robert F. Carney, Director

Date: March 31, 2008	Date: March 31, 2008

/s/ Debra Jones	/s/ Milton L. McMullen

Debra Jones, Director	Milton L. McMullen, Director

Date: March 31, 2008	Date: March 31, 2008

/s/ Rogelio Riojas	/s/ James E. Sweeney

Rogelio Riojas, Director	James E. Sweeney, Director

Date: March 31, 2008	Date: March 31, 2008

/s/ Matthew P. Deines
Matthew P. Deines, Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 31, 2008

INDEX TO EXHIBITS

Number	Description

10.7	Director Fee Arrangements for 2008

14	Code of Business Conduct and Ethics

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification