Form 10-Q
period 2008-03-31
Sound Financial, Inc.
filed 2008-05-15
CIK 1410087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[  ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to ________

Commission file number:      000-52889

SOUND FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

United States	26-0776123
(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification No.)

2005 5th Avenue, Second Floor, Seattle, Washington 98121
(Address of principal executive offices)

(206) 448-0884
(Registrant’s telephone number)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]                      No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.  (Check one)

Large accelerated filer                                               Accelerated filer

Non-accelerated filer                                                 Smaller reporting company    X
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]                           No [X]

State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date:

As of May 8, 2008, there were issued and outstanding 2,948,063 shares of the registrant’s common stock.

SOUND FINANCIAL, INC.

PART I   FINANCIAL INFORMATION

Item 1     Financial Statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Balance Sheets

ASSETS

	MARCH 31,	DECEMBER 31,
	2008 (Unaudited)	2007

CASH AND CASH EQUIVALENTS	$8,159,027	$6,104,963

SECURITIES AVAILABLE-FOR-
SALE, at fair value	4,964,311	71,245

FEDERAL HOME LOAN BANK
(FHLB) STOCK, at cost	1,319,500	1,319,500

LOANS	228,933,524	220,233,447
Less allowance for loan losses	(876,827)	(827,688)

Loans, net	228,056,697	219,405,759

LOANS HELD FOR SALE	3,216,253	822,129

ACCRUED INTEREST RECEIVABLE	1,058,315	1,051,476

PREMISES AND EQUIPMENT, net	1,444,523	1,404,853

CASH SURRENDER VALUE OF
BANK OWNED LIFE INSURANCE	4,073,424	4,035,412

MORTGAGE SERVICING RIGHTS	885,522	864,946

OTHER REAL ESTATE OWNED	970,092	817,108

OTHER ASSETS	413,194	1,068,008

Total assets	$254,560,858	$236,965,399

See notes to consolidated financial statements.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY

	MARCH 31,	DECEMBER 31,
	2008 (Unaudited)	2007

DEPOSITS
Interest-bearing	$180,681,067	$189,501,253
Noninterest-bearing demand	18,861,638	13,289,946

Total deposits	199,542,705	202,791,199

FHLB ADVANCES	25,719,355	15,869,355

ACCRUED INTEREST PAYABLE	245,641	210,518

ACCOUNTS PAYABLE AND
OTHER LIABILITIES	1,953,320	1,951,786

ADVANCE PAYMENTS FROM
BORROWERS FOR TAXES
AND INSURANCE	447,992	254,213

Total liabilities	227,909,013	221,077,071

STOCKHOLDERS’ EQUITY
Retained earnings	15,902,592	15,885,167
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding as of March 31, 2008 and December 31, 2007	---	---
Common stock, $0.01 par value, 24,000,000 shares authorized, 2,948,063 shares issued and 2,832,503 outstanding as of March 31, 2008, no shares issued and outstanding as of December 31, 2007	29,481	---
Additional Paid-in Capital	11,936,034
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(1,155,600)	---
Accumulated other comprehensive
(loss) income, net	(60,662)	3,161

Total stockholders’ equity	26,651,845	15,888,328

Total liabilities and stockholders’ equity	$254,560,858	$236,965,399

See notes to consolidated financial statements.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007
INTEREST INCOME
Loans, including fees	$3,772,432	$3,515,018
Interest and dividends on
investments, and cash
equivalents	56,512	6,977

Total interest income	3,828,944	3,521,995

INTEREST EXPENSE
Deposits	1,708,104	1,455,004
FHLB advances	221,823	346,851

Total interest expense	1,929,927	1,801,855

NET INTEREST INCOME	1,899,017	1,720,140

PROVISION FOR LOAN LOSSES	160,000	---

NET INTEREST INCOME
AFTER PROVISION
FOR LOAN LOSSES	1,739,017	1,720,140

NONINTEREST INCOME
Service charges and fee income	491,320	414,773
Earnings on cash surrender value
of bank owned life insurance	38,012	40,108
Mortgage servicing income	103,100	83,465
Gain on sale of investment	153,633	---
Loss on sale of assets	(28,775)	(6,818)
(Loss) gain on sale of loans	(26,276)	1,319

Total noninterest income	731,014	532,847

NONINTEREST EXPENSE
Salaries and benefits	1,116,612	982,030
Operations	688,937	447,940
Charitable contributions	213,551	21,028
Occupancy	226,991	195,935
Data processing	226,015	227,862

Total noninterest expense	2,472,106	1,874,795

(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(2,075)	378,192

(BENEFIT) PROVISION FOR INCOME TAXES	(19,500)	118,830

NET INCOME	$17,425	$259,362

BASIC EARNINGS PER SHARE	$0.01	N/A
DILUTED EARNINGS PER SHARE	$0.01	N/A

See notes to consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net Income	$17,425	$259,362
Increase in unrealized (loss) gain on securities available-for-sale, net of tax (benefit) expense of ($31,251) and $1,075 for the three months ended March 31, 2008, and 2007, respectively.	(63,823)	2,086
Comprehensive (Loss) Income	$(46,398)	$261,448

    See notes to consolidated financial statements.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2008		2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$17,425	$259,362
Adjustments to reconcile net income to net cash
from operating activities
(Accretion) amortization of net discount/premium on investments		(4,315)	3,544
Provision for loan losses		160,000	---
Depreciation and amortization		93,828	87,878
Amortization of mortgage servicing rights		(108,878)	(69,969)
Additions to mortgage servicing rights		88,302	64,138
Earnings on cash surrender value of
bank owned life insurance		(38,012)	(40,108)
Proceeds from sales of mortgage loans		8,344,592	5,311,485
Originations of mortgage loans held for sale		(10,868,942)	(5,332,800)
Loss (gain) on sale of loans		26,276	(1,319)
Loss on sale of assets		28,775	6,818
(Decrease) increase in operating assets and liabilities
Change in accrued interest receivable		(6,839)	23,667
Change in other assets		687,390	262,322
Change in accrued interest payable		35,123	56,638
Change in accounts payable and other liabilities		1,534	1,700,777

Net cash from operating activities		(1,543,741)	2,332,433

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of
available-for-sale investments		10,625	42,991
Purchase of available-for sale investments		(4,991,291)	---
Purchase of bank owned life insurance		---	(600,000)
Proceeds from sale of assets		195,419	---
Net increase in loans		(8,979,972)	(1,562,736)
Net increase in OREO		(108,678)
Purchases of premises and equipment		(133,498)	(50,749)

Net cash from investing activities		(14,007,395)	(2,170,494)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits		(3,248,494)	(5,811,923)
Proceeds from FHLB advances		10,000,000	5,040,000
Repayment of FHLB advances		(150,000)	(150,000)
Net proceeds from stock issuance		10,809,915	---
Net change in advances from borrowers for
taxes and insurance		193,779	190,427

Net cash from financing activities		17,605,200	(731,496)
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS		2,054,064	(569,557)

CASH AND CASH EQUIVALENTS, beginning of period		6,104,963	5,649,306

CASH AND CASH EQUIVALENTS, end of period		$8,159,027	$5,079,749

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$	---	$570,000
Interest paid on deposits and FHLB advances		$1,894,804	$1,839,645
Net transfer to other real estate owned		$272,984	---
                                  See notes to consolidated financial statements.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

1.           BASIS OF PRESENTATION

The accompanying financial information is unaudited and has been prepared from the consolidated financial statements of Sound Financial, Inc. (“Sound Financial” or the “Company”) and its subsidiary, Sound Community Bank (“Bank”). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations.  In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods.  The results for the three-month periods ended March 31, 2008 and 2007 should not be considered as indicative of results for a full year.  For further information, refer to the consolidated financial statements and footnotes for the period ended December 31, 2007, included in the Company's Annual Report on Form 10-K.

The Bank sponsors a leveraged Employee Stock Ownership Plan ("ESOP").  The ESOP is accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plan.  Accordingly, the debt of the ESOP is recorded as other borrowed funds of the Bank, and the shares pledged as collateral are reported as unearned shares issued to the employee stock ownership trust on the consolidated balance sheet.  The debt of the ESOP is with the Company and is thereby eliminated in the consolidated financial statements.  As shares are released from collateral, compensation expense is recorded equal to the average market price of the shares for the period, and the shares become available for earnings per share calculations.

2.           RECENT ACCOUNTING DEVELOPMENTS

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”).  This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company does not use derivative instruments.  The adoption of this Statement is not expected to have a material impact on the Company’s financial condition or results of operations.

In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-4, Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 requires employers to recognize a liability for future benefits provided through endorsement split-dollar life insurance arrangements that extend into postretirement periods in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions or APB Opinion No. 12, “Omnibus Opinion – 1967. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying EITF 06-4 through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The adoption of this Statement did not have a material impact on the Company’s financial condition or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits the choice of measuring financial instruments and certain other items at fair value.  SFAS 159 was effective as of January 1, 2008. We have elected not to apply the provisions of SFAS 159 to our eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of SFAS 159 had no effect on our financial statements.

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

3.           FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements for all financial assets and liabilities measured and reported on a fair value basis. At adoption, there was no effect on the Company's financial position or results of operations.

Fair Value Hierarchy
As defined in SFAS No.157, fair value is the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect the Company's estimate about market data. Based on the observability of the inputs used in the valuation techniques, the Company classifies its financial assets and liabilities measured and disclosed at fair value in accordance with the three-level hierarchy established under SFAS No. 157. This hierarchy ranks the quality and reliability of the information used to determine fair values.

Level 1: Valuations are based on quoted prices in active markets for identical assets or liabilities. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Level 2: Valuations are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuations for which all significant assumptions are observable or can be corroborated by observable market data.

Level 3: Valuations are based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Values are determined using pricing models and discounted cash flow models and include management judgment and estimation which may be significant.

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to SFAS No. 157. In certain cases, the inputs used to measure fair value of an asset or liability may fall into different levels of the fair value hierarchy. The level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. Therefore, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable.

Valuation Methodologies
A description of the valuation methodologies used for certain financial assets and financial liabilities measured at fair value is as follows:

Securities Available for Sale: Securities available for sale are recorded at fair value based on quoted market prices, if available. If quoted market prices are not available, management utilizes third-party pricing services or broker quotations from dealers in the specific instruments. Level 1 securities include those traded on an active exchange, as well as U.S. government and its agencies securities. Level 2 securities include mortgage-backed securities and certain asset-backed securities. Level 3 securities include collateralized mortgage obligations (CMOs).

Loans Held for Sale: Residential mortgage loans held for sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. These loans are classified as Level 2.

4.        COMMITMENT AND CONTINGENCIES

In the normal course of operations Sound Community Bank engages in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the three months ended March 31, 2008 and 2007, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, our results of operations or our cash flows.

In the normal course of business, the Company occasionally becomes involved in various legal proceedings.  In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

5.                      LEGAL PROCEEDINGS

In November 2007, Visa Inc. (“Visa”) announced that it had reached a settlement with American Express and Discover Card related to antitrust lawsuits. The Company and other Visa member banks are obligated to fund the settlement and share in losses resulting from this litigation. The Company is not a party to the Visa litigation and its liability arises solely from the Bank’s membership interest in Visa, Inc.

Previously, Visa announced that it completed restructuring transactions in preparation for an initial public offering of its Class A stock planned for early 2008, and, as part of those transactions, Sound Financial’s membership interest was exchanged for Class B stock of Visa. In March 2008, Visa completed its initial public offering. Using the proceeds from this offering, Visa established a $3.0 billion escrow account to cover settlements, resolution of pending litigation and related claims (“covered litigation”).

As a result of Visa’s initial public offering, we received $153,633 proceeds from a mandatory partial redemption of our restricted Class B common stock, which is recorded in gain on sale of investment. As of March 31, 2008, The Company owns 5,699 shares of Class B common stock. These shares are restricted and may not be transferred until the later of (1) three years from the date of the initial public offering or (2) the period of time necessary to resolve the covered litigation. A conversion ratio of 0.71429 was established for the conversion rate of Class B shares into Class A shares. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

6.           LOANS

The composition of the loan portfolio, excluding loans held for sale, was as follows:

	March 31, 2008	December 31, 2007

Real estate loans
One- to four-family	$83,193,618	$83,965,522
Home equity	47,632,275	45,373,749
Commercial	29,961,897	25,013,481
Construction or development	8,556,888	8,621,743

	169,344,678	162,974,495
Consumer loans
Manufactured homes	22,876,630	22,495,034
Automobile	13,659,647	15,077,564
Other	8,711,481	8,818,012

	45,247,758	46,390,610

Commercial business loans	14,277,005	10,802,911

	228,869,441	220,168,016

Deferred loan origination costs	64,083	65,431
Allowance for loan losses	(876,827)	(827,688)

Total loans, net	$228,056,697	$219,405,759

The following is an analysis of the change in the allowance for loan losses:

	Three Months Ended March 31,
	2008	2007
Balance at beginning of period	$827,688	$822,393
Provision for loan losses	160,000	---
Recoveries	42,988	92,117
Charge-offs	(153,849)	(151,749)
Balance at end of period	$876,827	$762,761

7.           FHLB ADVANCES:

Sound Community Bank utilizes a loan agreement with the FHLB of Seattle.  The terms of the agreement call for a blanket pledge of a portion of the Bank’s mortgage portfolio based on the outstanding balance.  At March 31, 2008, the amount available to borrow under this agreement is approximately 25% of total assets, conditional upon meeting certain collateral and stock ownership requirements.  The Bank had outstanding borrowings under this arrangement of $25,719,355 and $15,869,355 at March 31, 2008, and December 31, 2007, respectively.

8.           EARNINGS PER SHARE:

Basic earnings/loss per share is net income divided by the weighted average number of common shares outstanding during the periods which was 2,594,032 shares for the quarter ended March 31, 2008 and 0 for the quarter ended March 31, 2007.  ESOP shares are considered outstanding for this calculation, unless unearned.  There are currently no potentially dilutive common shares issuable under stock options or other programs.

Item 2        Management’s Discussion and Analysis of Financial Condition and
        Results of Operations

Forward-Looking Statements

This report contains statements that are not historical or current fact and constitute forward-looking statements.  In some cases, you can identify these statements by words such as "may", "might", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential", or "continue", the negative of these terms and other comparable terminology.  Such forward-looking statements, which are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business.  These statements are only predictions based on our current expectations and projections about future events, and there are or may be important factors that could cause our actual results to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements.  Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statement to reflect circumstances or events after the date of this press release.

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

General

Sound Financial, Inc. (“Company” or “Sound Financial”) was incorporated on January 8, 2008, to hold all of the stock of the Sound Community Bank (the “Bank”), which converted from a state-charted credit union to a federally chartered savings bank in 2003. Prior to that conversion, its name was Credit Union of the Pacific.

In connection with its organization, Sound Financial sold 1,297,148 shares of common stock to investors at $10.00 per share in a subscription offering, which closed on January 8, 2008.  Those shares constitute 44% of the outstanding shares of common stock of Sound Financial.  In connection with the closing of the offering, Sound Financial also issued 29,480 shares of common stock to Sound Community Foundation, a charitable foundation created by the Bank in connection with the mutual holding company reorganization and subscription offering.  The remaining 1,621,435 shares of common stock of Sound Financial outstanding were issued in accordance with federal law to Sound Community MHC, a federal mutual holding company (“MHC”).

Sound Financial raised $12,971,480 in its public offering and after paying $1,005,965 in offering expenses, it contributed $8,000,000 to the Bank, lent $1,155,600 to fund its employee stock ownership plan’s purchase of shares in the offering, contributed $200,000 to Sound Community Foundation and retained the remaining $2,809,915 for working capital.

The Bank’s principal business consists of attracting retail deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one- to four-family residences (including home equity loans and lines of credit), commercial real estate, consumer loans and, to a lesser extent, construction and development loans and commercial business loans.  We offer a wide variety of secured and unsecured consumer loan products, including manufactured home loans, automobile loans, and boat and recreational vehicle loans.  We intend to continue emphasizing our residential mortgage, home equity and consumer lending, while also expanding our emphasis in the commercial real estate, construction and development and commercial business lending areas.  In recent years, we have focused on expanding our commercial and construction and development lending; however, our commercial lending has been limited by our capital level and, until recently, an OTS supervisory directive that restricted our commercial loan portfolios to levels specified in our business plan submitted when we applied for a savings bank charter.

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

As part of our business, we focus on mortgage loan originations, many of which we sell to Fannie Mae.  We sell these loans with servicing retained to maintain the direct customer relationship and promote our emphasis on strong customer service.  We originated $8.3 million and $5.3 million in fixed-rate one- to four-family residential mortgage loans during the three months ended March 31, 2008 and 2007, respectively.  During these same periods, we sold $10.9 million and $5.3 million, respectively, of one- to four-family residential mortgage loans.

We offer a variety of deposit accounts, which are our primary source of funding for our lending activities.  In recent years, however, we have relied on Federal Home Loan Bank advances to augment our deposits and fund our loan growth.  We have adopted a leverage strategy to use long-term Federal Home Loan Bank advances to fund asset and loan growth.  We have adopted a plan of reorganization and stock issuance, primarily to increase our capital to grow our loan portfolio and to continue to build our franchise.

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

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider our critical accounting policies to be those related to our allowance for loan losses, mortgage serving rights and deferred income taxes.  The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of the evaluation in accordance with U.S. generally accepted accounting principles.  It is our estimate of probable incurred credit losses in our loan portfolio.  Our methodologies for analyzing the allowance for loan losses, mortgage serving rights, other real estate owned and determining our net deferred tax assets is described in our Annual Report on Form 10-K.

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

General.  Total assets increased by $17.6 million, or 7.4%, to $254.6 million at March 31, 2008 from $237.0 million at December 31, 2007.  The increase was primarily the result of an $11.1 million, or 5.0%, increase in our loan portfolio, including loans held for sale, from $221.1 million at December 31, 2007 to $232.1 million at March 31, 2008. The increase also was the result of a $7.0 million increase in cash, cash equivalents and securities during the quarter.  This increase in total assets was funded primarily by the $10.8 million capital infusion from our stock offering and $9.9 million in new Federal Home Loan Bank advances obtained during the quarter.

Loans.  Our loan portfolio, including loans held for sale, increased $11.1 million, or 4.8%, to $232.1 million at March 31, 2008, from $221.1 million at December 31, 2007.  This increase in our loan portfolio consisted primarily of a $4.9 million (19.8%) increase in commercial real estate loans, a $2.3 million (4.9%) increase in home equity loans, a $3.5 million (32.2%) increase in commercial business loans, which was offset by a $1.1 million (2.5%) decrease in consumer loans.  The $8.4 million, or 23.5%, increase in commercial real estate and business loans during the quarter is consistent with our strategy to diversify our loan portfolio and increase our amount of higher-yielding commercial loans.  The overall slowdown in the national housing market and the pressures of the sub-prime market failures have not had a significant impact on the housing and employment markets in the Puget Sound area, which have experienced only a slight decline since early 2007. The volume of residential loan originations increased during the first quarter of 2008, as compared to the level during the last quarter of 2007.  As a result, loans held for sale increased $2.4 million, or 291.2%, from $822,000 at December 31, 2007 to $3.2 million at March 31, 2008.

           Allowance for Loan Losses.  Our allowance for loan losses at March 31, 2008, was $877,000, or 0.38%, of net loans receivable, compared to $828,000, or 0.38%, of net loans receivable at December 31, 2007.  The increase in the allowance for loan losses was due to net charge-offs of non-performing loans of $111,000, which was offset by a $160,000 provision for loan losses during the quarter ended March 31, 2008.  This provision was made as a result of a slowdown in the local residential housing market and increases in our commercial and home equity loan portfolios.  Non-performing loans decreased to $356,000 at March 31, 2008, from $418,000 at December 31, 2007, primarily as a result of our enhanced collection efforts, which included contacting borrowers with past due loans earlier in the delinquency cycle.  Non-performing loans to total loans decreased to 0.15% at March 31, 2008, from 0.19% at December 31, 2007.  Other real estate owned increased by $153,000, or 18.7%, during the quarter ended March 31, 2008, as a result of our acquisition of one single family residence, valued at $273,000, in foreclosure proceedings, which was offset by the sale of one property for $195,000, at a net loss of $33,000.

Cash and Securities.  Cash and cash equivalents increased by $2.1 million, or 34.4%, to $8.2 million at March 31, 2008, as a result of the funds received in our stock offering.  Our securities portfolio consists of mortgage-backed securities, all of which are designated as available-for-sale.  The securities portfolio increased $4.9 million to $5.0 million at March 31, 2008 from $71,000 at December 31, 2007.  This significant increase reflects our purchase of non-agency mortgage-backed securities, which were purchased at a discount to face value with the funds received in our stock offering.  All of these investments were purchased at a discount, which we believe will enhance our net interest margin due to higher yields than if we had purchased them at par.

Deposits.  Total deposits decreased by $3.2 million, or 1.6%, to $199.5 million at March 31, 2008, from $202.8 million at December 31, 2007.  Time deposits increased $2.6 million, while demand deposits and interest-bearing checking accounts decreased $7.8 million and savings and money market accounts decreased $779,000.  Total deposits decreased from year-end primarily as a result of the timing of our stock offering, which closed January 8, 2008.  As of December 31, 2007, total deposits held for the prospective purchase of stock totaled $10.8 million.  These funds were classified in checking accounts as of December 31, 2007 and were subsequently used to purchase stock on that closing date.  The increase in time deposits reflects an emphasis of our branch staff to bring additional deposits to the Bank from our existing customers.

Borrowings.  Federal Home Loan Bank advances increased $9.9 million, or 62.1%, to $25.7 million at March 31, 2008 from $15.9 million at December 31, 2007.  These additional advances were all long-term advances.  We continue to rely on Federal Home Loan Bank advances to fund interest earning asset growth when deposit growth is insufficient to fund such growth.  This reliance on borrowings, rather than deposits, generally increases our overall cost of funds.

Equity.  Total equity increased $10.7 million, or 67.6%, to $26.7 million at March 31, 2008, from $15.9 million at December 31, 2007, primarily as a result of the $10.8 million capital infusion from our stock offering and $17,000 in quarterly earnings, which were offset by a decrease in Accumulated other comprehensive income of $64,000.

Comparison of Results of Operation for the Three Months Ended March 31, 2008 and 2007

General.  Net income decreased $242,000 to $17,000 for the three months ended March 31, 2008 compared to $259,000 for the three months ended March 31, 2007.  The primary reasons for this decrease in the 2008 period was the $160,000 provision for loan losses and the $597,000 increase in non-interest expense, which were offset by a $179,000 increase in net interest income and a $198,000 increase in non-interest income from levels in the 2007 period.

Interest Income.  Interest income increased by $307,000, or 8.8%, to $3.8 million for the three months ended March 31, 2008 from $3.5 million for the three months ended March 31, 2007.  The increase in interest income for the period reflects the increased amount of loans and securities outstanding during the 2008 period.

The weighted average yield on loans decreased from 6.76% for the three months ended March 31, 2007, to 6.72% for the three months ended March 31, 2008.  The decrease was primarily the result of the decrease in the prime interest rate and the 1 year Treasury bill rate, which we use to set and adjust our loan rates.  We anticipate our weighted average yield on loans will improve as we continue to emphasize higher yielding commercial real estate and business loans.

Interest Expense.  Interest expense increased $128,000, or 7.1%, to $1.9 million for the three months ended March 31, 2008, from $1.8 million for the three months ended March 31, 2007.  The increase in interest expense for the 2008 period reflects the increased level of time deposits and the higher interest rates paid on those funds as a result of the rising interest rate environment.  Our weighted average cost of interest-bearing liabilities was 3.60% for the three months ended March 31, 2008, compared to 3.54% for the same period in 2007.

Interest paid on deposits increased $253,000, or 17.4%, to $1.7 million for the three months ended March 31, 2008, as compared to $1.5 million for the three months ended March 31, 2007.  The increase for the period resulted primarily from an increase in the average balance and weighted average cost of time deposits.  Our average balance of time deposits was $107.0 million during the three months ended March 31, 2008, compared to $85.6 million during the three months ended March 31, 2007.  We also experienced a 35 basis point increase in the average rate paid on deposits during the three-months ended March 31, 2008 compared to the same period in 2007.  This increase in average rates were offset partially by decreases in the average balance of outstanding savings and money market accounts of $10.3 million during the three month period and a reduction in the cost of funds on these products resulting from a lower overall interest rate environment.

Interest expense on Federal Home Loan Bank advances decreased $125,000, or 36.0%, to $222,000 for the three months ended March 31, 2008 from $347,000 for the three months ended March 31, 2007.  The decrease resulted from a decrease in the average balance of outstanding Federal Home Loan Bank advances of $8.2 million, to $20.5 million for the three months ended March 31, 2008, from $28.7 million for the three months ended March 31, 2007.  In addition, the cost of Federal Home Loan Bank advances decreased 48 basis points from the 2007 period to the 2008 period.

Net Interest Income.  Net interest income increased $179,000, or 10.4%, to $1.9 million for the three months ended March 31, 2008, from $1.7 million for the three months ended March 31, 2007.  The increase in net interest income for the three-month period primarily resulted from higher yields earned on our increasing commercial loan portfolio.  Our net interest margin was 3.34% for the three months ended March 31, 2008, compared to 3.28% for the three months ended March 31, 2007.

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

A provision of $160,000 was made during the three months ended March 31, 2008, and no provision was made during the three months ended March 31, 2007.  This was primarily attributable to small increases in delinquencies and non-performing loans, a decline in the local residential housing market, increases in our commercial loan portfolio and an increase in our overall loan portfolio.  At March 31, 2008, the annualized ratio of net charge-offs to average loans decreased 14 basis points to 0.20% from 0.34% at March 31, 2007.  The ratio of non-performing loans to total loans decreased from 0.28% at March 31, 2007 to 0.15% at March 31, 2008.

Noninterest Income.  Noninterest income increased $198,000, or 37.2%, to $731,000 for the three months ended March 31, 2008, from $533,000 for the three months ended March 31, 2007.  The primary reason for this increase during the 2008 period was the $153,000 gain on the sale on investments, resulting from the mandatory redemption of a portion of our Class B Visa, Inc. shares as part of Visa's recent initial public offering.  The Bank obtained its Visa shares, by being a long-time Visa member, prior to the sale of its credit card portfolio in 2006.  We continue to own 5,699 shares of Visa Class B shares that are convertible into Class A shares.  Each Class B share currently is convertible into 0.71429 Class A shares, which are traded on the New York Stock Exchange.  The amount of Class A shares the Bank could realize upon conversion of its Class B shares may change depending upon whether additional amounts of money need to be reserved by Visa to settle outstanding litigation.  The Class B shares carry a three-year lock-up provision and may not be converted or redeemed during that period. If those shares could be converted today, they would have a market value of approximately $254,000.

The increase in noninterest income during the 2008 period also reflects the loss on the sale of loans and foreclosed property totaling $55,000 for the three months ended March 31, 2008 compared to a loss of $5,500 for the three months ended March 31, 2007, and an aggregate $94,000, or 17.5%, increase in income from service charges and fees, the cash surrender value of bank owned life insurance and mortgage servicing income the 2008 period, compared to the 2007 period.

Noninterest Expense.  Noninterest expense increased $597,000, or 31.9%, to $2.5 million for the three months ended March 31, 2008, compared to $1.9 million for the three months ended March 31, 2007.  The increase in the 2008 period was primarily the result of our $200,000 charitable contribution to Sound Community Foundation (a non-stock Washington corporation we founded in connection with our stock offering) and higher operating expenses including an increase in salaries and benefits of $135,000 and higher legal costs and printing fees resulting from our becoming a public company.

Income Tax Expense (Benefit).  In the first three months of 2008, we incurred an income tax benefit of $20,000 on our pre-tax income as compared to expense of $119,000 for the first three months of 2007.

Off-Balance Sheet Arrangements

In the normal course of operations, the Bank engages in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For  the three months ended March 31, 2008, and the year ended December 31, 2007, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, our results of operations or our cash flows.

A summary of our off-balance sheet commitments to extend credit at March 31, 2008, is as follows:

Off-balance sheet loan commitments:
Commitments to make loans	$3,210,000
Unfunded Letters of Credit	2,998,000
Undisbursed portion of loans closed	2,745,000
Unused lines of credit	32,568,000
Total loan commitments	$41,521,000

Capital

The Bank is subject to minimum capital requirements imposed by the OTS.  Based on its capital levels at March 31, 2008, the Bank exceeded these requirements as of that date and continues to exceed them as of the date of this filing.  Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the capital categories of the OTS.  Based on capital levels at March 31, 2008, the Bank was considered to be well-capitalized.  Management monitors the capital levels of the Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well-capitalized” institutions.  The following table shows the capital ratios of the Bank at March 31, 2008.

	Actual		Minimum Capital Requirements		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Risk-Based Capital (to risk-weighted assets)	$25,024	13.62%	$14,702	8.00%	$18,378	10.00%

Core Capital (to risk-weighted assets)	$24,147	13.14%	$7,351	6.00%	$11,027	6.00%

Core Capital (to total adjusted assets)	$24,147	9.48%	$10,188	4.00%	$12,735	5.00%

Sound Financial raised $13.0 million in its public offering, which resulted in net proceeds of $10.8 million, which increased the capital levels of the Sound Financial and the Bank.  We believe that we have sufficient capital to carry out our proposed business plan at least through 2008 and to meet any applicable regulatory capital requirements during that period.

Impact of Inflation

The effects of price changes and inflation can vary substantially for most financial institutions.   While management believes that inflation affects the growth of total assets, it believes that it is difficult to assess the overall impact.   Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of the inflationary changes in the consumer price index (“CPI”) coincides with changes in interest rates.   The price of one or more of the components of the CPI may fluctuate considerably and thereby influence the overall CPI without having a corresponding affect on interest rates or upon the cost of those good and services normally purchased by the Bank.   In years of high inflation and high interest rates, intermediate and long-term interest rates tend to increase, thereby adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans.   In addition, higher short-term interest rates caused by inflation tend to increase the cost of funds.   In other years, the opposite may occur.

Item 3     Quantitative and Qualitative Disclosures About Market Risk

Not required; the Company is a smaller reporting company.

Item 4T   Controls and Procedures

An evaluation of the Company's disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act") as of March 31, 2008, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the quarter ended March 31, 2008, that has materially affected, or is likely to materially affect our internal control over financial reporting.

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

Item 1A     Risk Factors

Not required; the Company is a smaller reporting company.

Item 2        Unregistered Sales of Equity Securities and use of Proceeds

(a)           Recent Sales of Unregistered Securities

Nothing to report.

(b)           Use of Proceeds

The Registration Statement on Form SB-2 (No. 333-146196), for which the use of proceeds information is being disclosed, was declared effective by the Securities and Exchange Commission on November 13, 2007.  The offering commenced on November 21, 2007 and was completed on January 8, 2008.  The Registration Statement covered the issuance of shares of Sound Financial, Inc. common stock, par value $.01 per share, for $10.00 per share.  The managing underwriter for the offering was Keefe, Bruyette and Woods, Inc. The Company sold 1,297,148 shares of common stock to investors at $10.00 per share in a subscription offering, which closed on January 8, 2008.  Those shares constitute 44% of the outstanding shares of common stock of Sound Financial.  In connection with the closing of the offering, Sound Financial also issued 29,480 shares of common stock to Sound Community Foundation, a charitable foundation created by Sound Community Bank in connection with the mutual holding company reorganization and subscription offering.  The remaining 1,621,435 shares of common stock of Sound Financial outstanding were issued in accordance with federal law to Sound Community MHC, a federal mutual holding company (“MHC”). Sound Financial raised $12,971,480 in its public offering and after paying $1,005,965 in offering expenses (including $147,340.27 in commissions and expenses of the managing underwriter), it contributed $8,000,000 to the Bank in exchange for Bank stock, lent $1,155,600 to fund its employee stock ownership plan’s purchase of shares in the offering, contributed $200,000 to its charitable foundation, which was expensed in the current period’s earnings, and retained the remaining $2,809,915 for working capital.

(c)           Stock Repurchases

Nothing to report.

Item 3        Defaults Upon Senior Securities

Nothing to report.

Item 4        Submission of Matters to a Vote of Security Holders

Nothing to report.

Item 5.       Other Information

    Nothing to report.

Item 6        Exhibits

Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
2	Plan of Reorganization and Stock Issuance	*
3.1	Charter for Sound Financial, Inc.	*
3.2	Bylaws of Sound Financial, Inc.	**
4	Form of Stock Certificate of Sound Financial, Inc.	**
10.1	Employment Agreement with Laura Lee Stewart	*
10.2	Executive Long Term Compensation Agreement with Laura Lee Stewart	*
10.3	Executive Long Term Compensation Agreement with Patricia Floyd	*
10.4	Sound Community Incentive Compensation Achievement Plan	*
10.5	Summary of Annual Bonus Plan	*
10.6	Summary of Quarterly Bonus Plan	*
10.7	Director Fee Arrangements for 2008	*
11	Statement re computation of per share earnings	None
15	Letter re unaudited interim financial information	None
18	Letter re change in accounting principles	None
19	Reports furnished to security holders	None
22	Published report regarding matters submitted to vote of security holders	None
23	Consents	None
24	Power of Attorney	None
31.1	Rule 13a–14(a) Certification of Chief Executive Officer	31.1
31.2	Rule 13a–14(a) Certification of Chief Financial Officer	31.2
32	Section 1350 Certification	32
*	Filed as an exhibit to the Company's Form SB–2 registration statement filed on September 20, 2007 (File No.333–146196) pursuant to Section 5 of the Securities Act of 1933.
**
Filed as an exhibit to Pre-effective Amendment No. 1 to the Company's Form SB–2 registration statement filed on November 2, 2007 (File No.333–146196) pursuant to Section 5 of the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUND FINANCIAL, INC.

May 15, 2008	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President and Chief Executive Officer

May 15, 2008	By:	/s/ Matthew P. Deines
Matthew P. Deines
Executive Vice President and Chief Financial officer

Exhibit Index

31.1	Rule 13a–14(a) Certification of Chief Executive Officer	31.1
31.2	Rule 13a–14(a) Certification of Chief Financial Officer	31.2
32	Section 1350 Certification	32