Form 10-Q
period 2008-06-30
Sound Financial, Inc.
filed 2008-08-14
CIK 1410087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 11, 2008, there were issued and outstanding 2,948,063 shares of the registrant’s common stock.

SOUND FINANCIAL, INC.

PART I          FINANCIAL INFORMATION

Item 1            Financial Statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Balance Sheets

ASSETS

	JUNE 30,	DECEMBER 31,
	2008 (Unaudited)	2007

CASH AND CASH EQUIVALENTS	$7,126,640	$6,104,963

SECURITIES AVAILABLE-FOR-
SALE, at fair value	8,251,078	71,245

FEDERAL HOME LOAN BANK
(FHLB) STOCK, at cost	1,903,500	1,319,500

LOANS HELD FOR SALE	2,598,630	822,129

LOANS	243,195,096	220,233,447
Less allowance for loan losses	(946,332)	(827,688)

Loans, net	242,248,764	219,405,759

ACCRUED INTEREST RECEIVABLE	1,175,341	1,051,476

PREMISES AND EQUIPMENT, net	1,501,943	1,404,853

CASH SURRENDER VALUE OF
BANK OWNED LIFE INSURANCE	4,114,159	4,035,412

MORTGAGE SERVICING RIGHTS	872,635	864,946

OTHER REAL ESTATE OWNED	1,233,189	817,108

OTHER ASSETS	318,788	1,068,008

Total assets	$271,344,667	$236,965,399

See notes to consolidated financial statements.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY

	JUNE 30,	DECEMBER 31,
	2008 (Unaudited)	2007

DEPOSITS
Interest-bearing	$179,411,185	$189,501,253
Noninterest-bearing demand	18,215,641	13,289,946

Total deposits	197,626,826	202,791,199

FHLB ADVANCES	44,369,355	15,869,355

ACCRUED INTEREST PAYABLE	247,786	210,518

ACCOUNTS PAYABLE AND
OTHER LIABILITIES	2,238,971	1,951,786

ADVANCE PAYMENTS FROM
BORROWERS FOR TAXES
AND INSURANCE	284,467	254,213

Total liabilities	244,767,405	221,077,071

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding as of June 30, 2008 and December 31, 2007	-	-
Common stock, $0.01 par value, 24,000,000 shares authorized, 2,948,063 shares issued and 2,832,503 outstanding as of June 30, 2008, no shares issued and outstanding as of December 31, 2007	29,481	-
Additional paid-in capital	11,883,034
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(1,155,600)	-
Retained earnings	15,964,794	15,885,167
Accumulated other comprehensive (loss) income, net	(144,447)	3,161

Total stockholders’ equity	26,577,262	15,888,328

Total liabilities and stockholders’ equity	$271,344,667	$236,965,399

See notes to consolidated financial statements.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)
	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2008	2007	2008	2007
INTEREST INCOME
Loans, including fees	$3,916,894	$3,620,053	$7,689,326	$7,135,071
Interest and dividends on
investments, and cash
equivalents	145,058	8,497	201,570	15,474

Total interest income	4,061,952	3,628,550	7,890,896	7,150,545

INTEREST EXPENSE
Deposits	1,526,876	1,542,336	3,234,980	2,997,340
FHLB advances	317,568	382,858	539,391	729,709

Total interest expense	1,844,444	1,925,194	3,774,371	3,727,049

NET INTEREST INCOME	2,217,508	1,703,356	4,116,525	3,423,496

PROVISION FOR LOAN LOSSES	350,000	-	510,000	-

NET INTEREST INCOME
AFTER PROVISION
FOR LOAN LOSSES	1,867,508	1,703,356	3,606,525	3,423,496

NONINTEREST INCOME
Service charges and fee income	466,155	483,734	957,475	898,507
Earnings on cash surrender value
of bank owned life insurance	40,735	38,294	78,747	78,402
Mortgage servicing income	71,653	58,564	174,753	142,029
Gain on sale of investment	-	-	153,633	-
Loss on sale of assets	(1,402)	(13,862)	(30,177)	(20,680)
Gain (loss) on sale of loans	(19,523)	3,546	(45,799)	4,865

Total noninterest income	557,618	570,276	1,288,632	1,103,123

NONINTEREST EXPENSE
Salaries and benefits	1,186,494	976,592	2,303,106	1,958,622
Operations	732,767	577,417	1,421,704	1,025,357
Charitable contributions	18,819	9,560	232,370	30,588
Occupancy	250,711	216,426	477,702	412,361
Data processing	165,133	285,377	391,148	513,239

Total noninterest expense	2,353,924	2,065,372	4,826,030	3,940,167

INCOME BEFORE PROVISION (BENEFIT)
FOR INCOME TAXES	71,202	208,260	69,127	586,452

PROVISION(BENEFIT) FOR INCOME TAXES	9,000	56,350	(10,500)	175,180

NET INCOME	$62,202	$151,910	$79,627	$411,272

OTHER COMPREHENSIVE INCOME (LOSS)	$(21,583)	$2,315	$(67,981)	$413,376
BASIC EARNINGS PER SHARE	$0.02	N/A	$0.03	N/A
DILUTED EARNINGS PER SHARE	$0.02	N/A	$0.03	N/A

                          See notes to consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$79,627	$411,272
Adjustments to reconcile net income to net cash from operating activities
(Accretion) amortization of net discount/premium on investments	(32,126)	3,544
Provision for loan losses	510,000	-
Depreciation and amortization	190,493	169,590
Additions to mortgage servicing rights	(70,531)	(109,568)
Amortization of mortgage servicing rights	62,842	123,437
Earnings on cash surrender value of
bank owned life insurance	(78,747)	(78,402)
Proceeds from sales of mortgage loans	14,574,058	10,728,714
Originations of mortgage loans held for sale	(18,192,572)	(10,730,091)
Gain (loss) on sale of loans	45,799	(4,865)
Loss on sale of assets	30,177	20,680
(Decrease) increase in operating assets and liabilities
Change in accrued interest receivable	(123,865)	(34,335)
Change in other assets	749,220	1,260,554
Change in accrued interest payable	37,268	89,881
Change in accounts payable and other liabilities	287,185	224,017

Net cash from operating activities	(1,931,172)	2,074,428

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of
available-for-sale investments	336,969	51,720
Purchase of available-for sale investments	(8,632,284)	-
Purchase of bank owned life insurance	-	(600,000)
Purchase of FHLB Stock	(584,000)	-
Net increase in loans	(22,198,049)	(8,880,894)
Proceeds from sale of OREO	195,000	-
Purchases of premises and equipment	(287,583)	(110,979)

Net cash from investing activities	(31,169,947)	(9,540,153)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(5,164,373)	2,581,133
Proceeds from FHLB advances	28,800,000	5,940,000
Repayment of FHLB advances	(300,000)	(300,000)
Net proceeds from stock issuance	10,756,915	-
Net change in advances from borrowers for taxes and insurance	30,254	(9,425)

Net cash from financing activities	34,122,796	8,211,708
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	1,021,677	745,983

CASH AND CASH EQUIVALENTS, beginning of period	6,104,963	5,649,306

CASH AND CASH EQUIVALENTS, end of period	$7,126,640	$6,395,289

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid on deposits and FHLB advances	$3,737,103	$3,637,168
Transfers of mortgage loans held for sale	$1,565,122	$-
Net transfer to other real estate owned	$641,258	$-

                                         See notes to consolidated financial statements.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

1.          BASIS OF PRESENTATION

The accompanying financial information is unaudited and has been prepared from the consolidated financial statements of Sound Financial, Inc. (“Sound Financial” or the “Company”) and its wholly owned subsidiary, Sound Community Bank (“Bank”). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations.  In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods.  The results for the interim periods are not necessarily indicative of results for a full year.  For further information, refer to the consolidated financial statements and footnotes for the period ended December 31, 2007, included in the Company's Annual Report on Form 10-K.

2.          RECENT ACCOUNTING DEVELOPMENTS

In June 2008, the FASB issued Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). The FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company does not accrue cash dividends and, therefore, does not anticipate that this issuance will materially impact the Company’s consolidated financial condition or results of operations.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”).  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States.  Any effect of applying the provisions of this Statement shall be reported as a change in accounting principle in accordance with FASB Statement No. 154, Accounting Changes and Error Corrections (“FAS 154”). An entity shall follow the disclosure requirements of that Statement, and additionally, disclose the accounting principles that were used before and after the application of the provisions of this Statement and the reason why applying this Statement resulted in a change in accounting principle.  FAS 162 is not expected to have a material impact on our consolidated financial statements as our financial statements are already presented in conformity with GAAP.

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

3.         FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements for all financial assets and liabilities measured and reported on a fair value basis. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  We elected a partial deferral of FAS 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment.  We are currently evaluating the impact of FSP 157-2 on our financial statements. At adoption, there was no material effect on the Company's financial position or results of operations.

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

Mortgage Servicing Rights: The fair value of mortgage servicing rights is estimated using a discounted cash flow model. These assets are classified as Level 3.

	Fair Value at June 30, 2008
Description	Total	Level 1	Level 2	Level 3
Available for Sale Securities	$8,251,078	$67,686	$8,183,392	$-
Total Assets measured at fair value	$8,251,078	$67,686	$8,251,078	$-

4.	COMMITMENT AND CONTINGENCIES

In the normal course of operations Sound Community Bank engages in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit
In the normal course of business, the Company occasionally becomes involved in various legal proceedings.  In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

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

As a result of Visa’s initial public offering, we received $154,000 in proceeds from a mandatory partial redemption of our restricted Class B common stock, which is recorded in gain on sale of investment. As of June 30, 2008, the Company owns 5,699 shares of Class B common stock. These shares are restricted and may not be transferred until the later of (1) three years from the date of the initial public offering or (2) the period of time necessary to resolve the covered litigation. A conversion ratio of 0.71429 was established for the conversion rate of Class B shares into Class A shares. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

6.           LOANS

The composition of the loan portfolio, excluding loans held for sale, was as follows:

	June 30, 2008	December 31, 2007

Real estate loans
One- to four-family	$89,267,855	$83,965,522
Home equity	49,563,537	45,373,749
Commercial	37,285,817	25,013,481
Construction or development	9,266,673	8,621,743

	185,383,882	162,974,495
Consumer loans
Manufactured homes	22,521,598	22,495,034
Automobile	12,365,476	15,077,564
Other	7,623,524	8,818,012

	42,510,598	46,390,610

Commercial business loans	15,265,458	10,802,911

	243,159,938	220,168,016

Deferred loan origination costs	35,158	65,431
Allowance for loan losses	(946,332)	(827,688)

Total loans, net	$242,248,764	$219,405,759

The following is an analysis of the change in the allowance for loan losses:

	Six Months Ended June 30,
	2008	2007
Balance at beginning of period	$827,688	$822,393
Provision for loan losses	510,000	-
Recoveries	77,855	139,379
Charge-offs	(469,211)	(287,592)
Balance at end of period	$946,332	$674,180

As of June 30, 2008 and December 31, 2007, management determined that the bank did not have any loans that would be defined as impaired.

7.          FHLB ADVANCES:

Sound Community Bank utilizes a loan agreement with the FHLB of Seattle.  The terms of the agreement call for a blanket pledge of a portion of the Bank’s mortgage portfolio based on the outstanding balance.  At June 30, 2008, the amount available to borrow under this agreement is approximately 25% of total assets, conditional upon meeting certain collateral and stock ownership requirements.  The Bank had outstanding borrowings under this arrangement of $44.4 million and $15.9 million at June 30, 2008, and December 31, 2007, respectively.

8.            EARNINGS PER SHARE:

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the periods which was 2,710,886 and 2,836,837 shares for the quarter and six month periods ended June 30, 2008, respectively and 0 for the quarter and six month periods ended June 30, 2007.  ESOP shares are considered outstanding for this calculation, unless unearned.  There are currently no potentially dilutive common shares issuable under stock options or other programs.  Earnings and dividends per share are restated for all stock splits and dividends through the date of the financial statements.

Item 2     Management’s Discussion and Analysis of Financial Condition andResults of Operations

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

General

Sound Financial, Inc. (“Sound Financial” or the “Company”) was incorporated on January 8, 2008, to hold all of the stock of Sound Community Bank (“Bank”), which converted from a state-charted credit union to a federally chartered savings bank in 2003. Prior to that conversion, its name was Credit Union of the Pacific.

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

Sound Financial raised $12,971,480 in its public offering and after paying $1,005,965 in offering expenses, it contributed $8,000,000 to the Bank, lent $1,155,600 to fund its employee stock ownership plan’s purchase of shares in the offering, and retained the remaining $2,809,915 for working capital.

The Bank’s principal business consists of attracting retail deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one- to four-family residences (including home equity loans and lines of credit), commercial real estate, consumer and commercial business loans and, to a lesser extent, construction and development loans.  We offer a wide variety of secured and unsecured consumer loan products, including manufactured home loans, automobile loans, and boat and recreational vehicle loans.  We intend to continue emphasizing our residential mortgage, home equity and consumer lending, while also expanding our emphasis in the commercial real estate, construction and development and commercial business lending areas.  In recent years, we have focused on expanding our commercial lending.

As part of our business, we focus on mortgage loan originations, many of which we sell to Fannie Mae.  We sell these loans with servicing retained to maintain the direct customer relationship and promote our emphasis on strong customer service.  We originated $30.2 million and $20.2 million in one- to four-family residential mortgage loans during the six months ended June 30, 2008 and 2007, respectively.  During these same periods, we sold $14.6 million and $10.7 million, respectively, of one- to four-family residential mortgage loans.

We offer a variety of deposit accounts, which are our primary source of funding for our lending activities.  In recent years, however, we have relied on Federal Home Loan Bank advances to augment our deposits and fund our growth of interest earning assets.  We have adopted a leverage strategy to use long-term Federal Home Loan Bank advances to fund asset and loan growth.

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

The Bank’s earnings are primarily dependent upon our net interest income, the difference between interest income and interest expense.  Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on these loans and investments.  Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on these deposits and borrowings.  The Bank’s earnings are also affected by our provision for loan losses, service charges and fees, gains and losses from sales of loans, other income, operating expenses and income taxes.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider our critical accounting policies to be those related to our allowance for loan losses, mortgage serving rights and other real estate owned.  The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of the evaluation in accordance with U.S. generally accepted accounting principles.  It is our estimate of probable incurred credit losses in our loan portfolio.  Our methodologies for analyzing the allowance for loan losses, mortgage serving rights and other real estate owned is described in our Annual Report on Form 10-K.

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

General.  Total assets increased by $34.4 million, or 14.5%, to $271.3 million at June 30, 2008 from $237.0 million at December 31, 2007.  The increase was primarily the result of a$24.6 million, or 11.1%, increase in our loan portfolio, including loans held for sale, from $221.1 million at December 31, 2007 to $245.8 million at June 30, 2008. The increase also was the result of a $9.3 million increase in cash, cash equivalents and securities during the first six months of 2008.  This increase in total assets was funded primarily by the $10.8 million capital infusion from our stock offering and $28.5 million in net Federal Home Loan Bank advances obtained during the six month period.

Loans.  Our loan portfolio, including loans held for sale, increased $24.6 million, or 11.1%, to $245.8 million at June 30, 2008, from $221.1 million at December 31, 2007.  This increase in our loan portfolio consisted primarily of a $12.3 million (49.1%) increase in commercial real estate loans, a $4.2 million (9.2%) increase in home equity loans, a $4.5 million (41.3%) increase in commercial business loans, which was offset by a $3.9 million (8.4%) decrease in consumer loans.  The $16.7 million, or 46.7%, increase in commercial real estate and business loans during the quarter is consistent with our strategy to diversify our loan portfolio and increase our amount of higher-yielding commercial loans.  The overall slowdown in the national housing market and the pressures of the sub-prime market failures have begun to have an impact on the housing and employment markets in the Puget Sound area. Our volume of residential loan originations increased during the first half of 2008, as compared to the level during the last quarter of 2007.  As a result, loans secured by single family mortgages increased $5.3 million, or 6.3% during the period.

           Allowance for Loan Losses.  Our allowance for loan losses at June 30, 2008, was $946,000, or 0.39%, of net loans receivable, compared to $828,000, or 0.38%, of net loans receivable at December 31, 2007.  The increase in the allowance for loan losses was due to net charge-offs of non-performing loans of $391,000, which was offset by a $510,000 provision for loan losses during the six month period ended June 30, 2008.  This provision was made as a result of increases in our commercial and home equity loan portfolios and an evaluation of prevailing housing and other market conditions.  Non-performing loans decreased to $36,000 at June 30, 2008, from $418,000 at December 31, 2007, primarily as a result of our enhanced collection efforts, which included contacting borrowers with past due loans earlier in the delinquency cycle.  Non-performing loans to total loans decreased to 0.01% at June 30, 2008, from 0.19% at December 31, 2007.  Other real estate owned increased by $416,000, or 51.0%, during the six months ended June 30, 2008, as a result of our acquisition of two single family residences, which was offset by the sale of one property for $195,000, at a net loss of $33,000.

Cash and Securities.  Cash and cash equivalents increased by $1.0 million, or 16.9%, to $7.1 million at June 30, 2008, as a result of the funds received in our stock offering.  Our securities portfolio consists of mortgage-backed securities, all of which are designated as available-for-sale.  The securities portfolio increased to $8.3 million at June 30, 2008 from $71,000 at December 31, 2007.  This significant increase reflects our purchase of $8.2 million of publicly traded, AAA and AA rated non-agency mortgage-backed securities, which were purchased at a discount to face value, which we believe will enhance our net interest margin due to higher yields than if we had purchased them at par.

Deposits.  Total deposits decreased by $5.2 million, or 2.5%, to $197.6 million at June 30, 2008, from $202.8 million at December 31, 2007.  Time deposits increased $670,000, while demand deposits and interest-bearing checking accounts decreased $3.5 million and savings and money market accounts decreased $2.4 million.  Total deposits decreased from year-end primarily as a result of the timing of our stock offering, which closed January 8, 2008.  As of December 31, 2007, total deposits held for the prospective purchase of stock totaled $10.8 million.  These funds were held in a checking account as of December 31, 2007 and were subsequently used to purchase stock on the closing date.  The increase in time deposits reflects a bank-wide emphasis to bring additional deposits to the Bank from our existing consumer and business customers.

Borrowings.  Federal Home Loan Bank advances increased $28.5 million, or 179.6%, to $44.4 million at June 30, 2008 from $15.9 million at December 31, 2007.  These additional advances were a combination of $15 million in long-term advances and $13.8 million in overnight advances, net of repayments of an amortizing advance totaling $300,000.  We continue to rely on Federal Home Loan Bank advances to fund interest earning asset growth when deposit growth is insufficient to fund such growth.  This reliance on borrowings, rather than deposits, generally increases our overall cost of funds, however in the current rate environment, the weighted average cost of the new borrowings as of June 30, 2008 is 2.96%, which is lower than our current overall cost of funds.

Equity.  Total equity increased $10.7 million, or 67.3%, to $26.6 million at June 30, 2008, from $15.9 million at December 31, 2007, primarily as a result of the $10.8 million capital infusion from our stock offering (net of the related ESOP loan) and $80,000 in six month earnings, which were offset by a decrease in Accumulated Other Comprehensive Income (Loss) of $148,000.

Comparison of Results of Operation for the Three and Six Months Ended June 30, 2008 and 2007

General.  Net income decreased $90,000 to $62,000 for the three months ended June 30, 2008 compared to $152,000 for the three months ended June 30, 2007.  The primary reasons for this decrease in the 2008 period was the $350,000 provision for loan losses, a $289,000 increase in non-interest expense and a $13,000 decrease in non-interest income, which were offset by a $514,000 increase in net interest income from the quarter ended June 30, 2007.

Net income decreased $332,000 to $80,000 for the six months ended June 30, 2008 compared to $411,000 for the six months ended June 30, 2007.  The primary reasons for this decrease in the 2008 period were the $510,000 provision for loan losses and an $886,000 increase in non-interest expense which were offset by a $693,000 increase in net interest income and an $186,000 increase in non-interest income compared to the six months ended June 30, 2007.

Interest Income.  Interest income increased by $433,000, or 11.9%, to $4.1 million for the three months ended June 30, 2008 from $3.6 million for the three months ended June 30, 2007.  The increase in interest income for the period reflects the increased amount of loans and securities outstanding during the 2008 period.

The weighted average yield on loans decreased from 6.76% for the three months ended June 30, 2007, to 6.72% for the three months ended June 30, 2008.  The decrease was primarily the result of the decrease in the prime interest rate and the 1 year Treasury bill rate, which we use to set and adjust loan rates for certain variable rate loans.  We anticipate our weighted average yield on loans will improve as we continue to emphasize higher yielding commercial real estate and business loans.

Interest income increased by $740,000, or 10.4%, to $7.9 million for the six months ended June 30, 2008 from $7.2 million for the six months ended June 30, 2007.  The increase in interest income for the period reflects the increased amount of loans and securities outstanding during the 2008 period.

The weighted average yield on loans decreased from 6.80% for the six months ended June 30, 2007, to 6.66% for the six months ended June 30, 2008.  The decrease was primarily the result of the decrease in the prime interest rate and the 1 year Treasury bill rate, which we use to set and adjust loan rates for certain variable rate loans.  We anticipate our weighted average yield on loans will improve as we continue to emphasize higher yielding commercial real estate and business loans.

Interest Expense.  Interest expense decreased $81,000, or 4.2%, to $1.8 million for the three months ended June 30, 2008, from $1.9 million for the three months ended June 30, 2007.  Interest expense increased $47,000, or 1.3%, to $3.8 million for the six months ended June 30, 2008, from $3.7 million for the six months ended June 30, 2007.

The increase in interest expense for the 2008 period reflects the increased level of time deposits and the higher interest rates paid on those funds as a result of the rising interest rate environment.  Our weighted average cost of interest-bearing liabilities was 3.29% for the three months ended June 30, 2008, compared to 3.76% for the same period in 2007. Our weighted average cost of interest-bearing liabilities was 3.45% for the six months ended June 30, 2008, compared to 3.65% for the same period in 2007.

Interest paid on deposits decreased $15,000, or 1.0%, to $1.5 million for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007.  The decrease for the three month period resulted primarily from a decrease in the weighted average cost of deposits. We experienced a 44 basis point decrease in the average rate paid on deposits during the three-months ended June 30, 2008 compared to the same period in 2007.  This decrease in average rates were a result of the repricing of matured certificate deposits that the bank was able to retain at significantly lower yields.

For the six months ended June 30, 2008, interest paid on deposits increased by $238,000, as compared to the six months ended June 30, 2007.  The increase for the six month period was primarily a result of higher average balances of $195.1 million for the 2008 period compared to $174.7 million for the 2007 period.  The increase in balances was offset by a lower weighted average cost of deposits for the six months ended June 30, 2008 of 3.23% compared to 3.43% for the six months ended June 30, 2007.

Interest expense on Federal Home Loan Bank advances decreased $65,000, or 17.1%, to $318,000 for the three months ended June 30, 2008 from $383,000 for the three months ended June 30, 2007.  The decrease resulted from a decrease in the average balance of outstanding Federal Home Loan Bank advances of $2.9 million, to $27.4 million for the three months ended June 30, 2008, from $30.3 million for the three months ended June 30, 2007.  In addition, the cost of Federal Home Loan Bank advances decreased 41 basis points from the 2007 period to the 2008 period.

For the six months ended June 30, 2008, interest expense on Federal Home Loan Bank advances decreased $190,000, or 26.1%, to $539,000 from $730,000 for the six months ended June 30, 2007.  The decrease resulted from lower average outstanding advance balances at the Federal Home Loan Bank to $23.8 million for the six months ended June 30, 2008, from $29.5 million for the six months ended June 30, 2007.  In addition, the cost of Federal Home Loan Bank advances decreased 42 basis points from the 2007 period to the 2008 period.

Net Interest Income.  Net interest income increased $514,000, or 30.2%, to $2.2 million for the three months ended June 30, 2008, from $1.7 million for the three months ended June 30, 2007.  The increase in net interest income for the three-month period primarily resulted from higher yields earned on our expanding commercial loan portfolio and increased income from investments purchased in 2008.  Our net interest margin was 3.63% for the three months ended June 30, 2008, compared to 3.21% for the three months ended June 30, 2007.

Net interest income increased $693,000, or 20.2%, to $4.1 million for the six months ended June 30, 2008, from $3.4 million for the six months ended June 30, 2007.  The increase in net interest income for the three-month period primarily resulted from higher yields earned on our growing commercial loan portfolio and increased income from investments purchased in 2008.  Our net interest margin was 3.50% for the six months ended June 30, 2008, compared to 3.26% for the same period ended June 30, 2007.

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

A provision of $350,000 was made during the three months ended June 30, 2008, and no provision was made during the three months ended June 30, 2007.  A provision of $510,000 was made during the six months ended June 30, 2008, and no provision was made during the six months ended June 30, 2007.  This was primarily attributable to increases in net charge-offs, increases in our commercial loan portfolio and an increase in our overall loan portfolio.

At June 30, 2008, the annualized ratio of net charge-offs to average loans increased 18 basis points to 0.32% from 0.14% at June 30, 2007.  The ratio of non-performing loans to total loans decreased from 0.26% at June 30, 2007 to 0.01% at June 30, 2008.

Noninterest Income.  Noninterest income decreased $13,000, or 2.2%, to $558,000 for the three months ended June 30, 2008, from $570,000 for the three months ended June 30, 2007.  The primary reason for this decrease during the 2008 period was a decrease in service charges and fee income of $18,000 and a $20,000 loss on the sale of loans, which was offset by an decrease in the loss on sale of assets and a $13,000 increase in mortgage servicing income for the quarter ended June 30, 2008 compared to the same period in 2007.

  Noninterest income increased $186,000, or 16.7%, to $1.3 million for the six months ended June 30, 2008, from $1.1 million for the six months ended June 30, 2007. The primary reason for this increase during the 2008 period was the $153,000 gain on the sale on investments, resulting from the mandatory redemption of a portion of our Class B Visa, Inc. shares as part of Visa's recent initial public offering.  The Bank obtained its Visa shares, by being a long-time Visa member, prior to the sale of its credit card portfolio in 2006.  We continue to own 5,699 shares of Visa Class B shares that are convertible into Class A shares.  Each Class B share currently is convertible into 0.71429 Class A shares, which are traded on the New York Stock Exchange.  The amount of Class A shares the Bank could realize upon conversion of its Class B shares may change depending upon whether additional amounts of money need to be reserved by Visa to settle outstanding litigation.  The Class B shares carry a three-year lock-up provision and may not be converted or redeemed during that period. If those shares could be converted as of June 30, 2008, they would have a market value of approximately $331,000.   The increase in noninterest income during the six months also reflects the loss on the sale of loans and foreclosed property totaling $76,000 for the six months ended June 30, 2008 compared to a loss of $16,000 for the six months ended June 30, 2007, and an aggregate $92,000, or 8.2%, increase in income from service charges and fees, the cash surrender value of bank owned life insurance and mortgage servicing income in the 2008 period, compared to the 2007 period.

Noninterest Expense.  Noninterest expense increased $289,000, or 14.0%, to $2.4 million for the three months ended June 30, 2008, compared to $2.1 million for the three months ended June 30, 2007.

The increase in the 2008 period was primarily the result of an increase in salaries and benefits of $210,000 and legal costs and printing fees of $26,000 resulting from becoming a public company. These increases were offset by a $120,000 decrease in data processing expenses resulting from streamlining certain data processing functions.

Noninterest expense increased $886,000, or 22.5%, to $4.8 million for the six months ended June 30, 2008, compared to $3.9 million for the six months ended June 30, 2007.  The increase in the 2008 period was primarily the result of our $200,000 charitable contribution to Sound Community Foundation (a non-stock Washington corporation we founded in connection with our stock offering) and higher operating expenses including an increase in salaries and benefits of $344,000 and an increase in operations expense, including legal costs and printing fees of $396,000 resulting from becoming a public company.  These increases were offset by a $122,000 reduction in data processing expenses resulting from streamlining certain data processing functions.

Income Tax Expense (Benefit).  In the three month period ended June 30, 2008, we incurred income tax expense of $9,000 on our pre-tax income as compared to expense of $56,000 for the three month period ended June 30, 2007.

In the six month period ended June 30, 2008, we experienced an income tax benefit of $11,000 on our pre-tax income as compared to expense of $175,000 for the six month period ended June 30, 2007.

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

A summary of our off-balance sheet commitments to extend credit at June 30, 2008, is as follows:

Off-balance sheet loan commitments:
Commitments to make loans	$1,020,000
Unfunded Letters of Credit	3,138,000
Undisbursed portion of loans closed	1,739,000
Unused lines of credit	36,071,000
Total loan commitments	$41,968,000

Liquidity

Liquidity management is both a daily and long-term function of the management of the Company and the Bank.  Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds.  On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities.  The Bank uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits, fund deposit withdrawals and to fund loan commitments.

We maintain cash and investments that qualify as liquid assets to maintain liquidity to ensure safe and sound operation and meet demands for funds (particularly withdrawals of deposits).  At June 30, 2008, the Company had $15.4 million in cash and investment securities available for sale and $2.5 million in loans held for sale generally available for its cash needs.  We can also generate funds from borrowings, primarily Federal Home Loan Bank.  At June 30, 2008, the Bank had the ability to borrow an additional $23.5 million in Federal Home Loan Bank advances.

At June 30, 2008, we had $42.0 million in outstanding loan commitments, including unused lines of credit and unfunded letters of credit.  Certificates of deposit scheduled to mature in one year or less at June 30, 2008, totaled $50.2 million.  It is management’s policy to maintain deposit rates that are competitive with other local financial institutions.  Based on this management strategy and our own experience, we believe that a majority of maturing deposits will remain with the Bank.  We do not utilize wholesale or brokered deposits to meet our funding needs.  Please refer to the cash flow statement for additional analysis of liquidity.

Capital

The Bank is subject to minimum capital requirements imposed by the Office of Thrift Supervision (“OTS”).  Based on its capital levels at June 30, 2008, the Bank exceeded these requirements as of that date and continues to exceed them as of the date of this filing.  Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the capital categories of the OTS.  Based on capital levels at June 30, 2008, the Bank was considered to be well-capitalized.  Management monitors the capital levels of the Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well-capitalized” institutions.  The following table shows the capital ratios of the Bank at June 30, 2008.

	Actual		Minimum Capital Requirements		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Risk-Based Capital (to risk-weighted assets)	$25,108	13.61%	$14,761	8.00%	$18,452	10.00%

Core Capital (to risk-weighted assets)	$24,162	13.09%	$10,862	4.00%	$11,071	6.00%

Core Capital (to total adjusted assets)	$24,162	8.89%	$10,862	4.00%	$13,577	5.00%

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

Item 4T  Controls and Procedures

An evaluation of the Company's disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act") as of June 30, 2008, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the quarter ended June 30, 2008, that has materially affected, or is likely to materially affect our internal control over financial reporting.

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

Item 4     Submission of Matters to a Vote of Security Holders

The Company conducted an Annual Meeting of Shareholders on May 21, 2008.  At that meeting, David S. Haddad, Jr. and Milton L. McMullen were elected to serve as directors for terms that expire in 2011. Tyler K. Myers, Laura Lee Stewart, Robert F. Carney, Debra Jones and Rogelio Riojas continued to serve as directors after the meeting.  Votes were cast in the election of directors as follows:

	For	Vote Withheld
David S. Haddad, Jr.	2,587,454	49,194
Milton L. McMullen	2,577,454	59,194

The only other matter voted on at the meeting was the shareholders’ ratification of the appointment of Moss Adams, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.  The votes were cast on this matter as follows:

	Number of Votes	Percentage of Votes Cast (Including Abstentions)
For	2,630,184	99.75%
Against	5,365	0.20%
Abstain	1,099	0.04%
Broker Non-Votes	0	0.00%

Item 5.        Other Information

Nothing to report.

Item 6     Exhibits

Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
2	Plan of Reorganization and Stock Issuance	*
3.1	Charter for Sound Financial, Inc.	*
3.2	Bylaws of Sound Financial, Inc.	**
4	Form of Stock Certificate of Sound Financial, Inc.	**
10.1	Employment Agreement with Laura Lee Stewart	*
10.2	Executive Long Term Compensation Agreement with Laura Lee Stewart	*
10.3	Executive Long Term Compensation Agreement with Patricia Floyd	*
10.4	Sound Community Incentive Compensation Achievement Plan	*
10.5	Summary of Annual Bonus Plan	*
10.6	Summary of Quarterly Bonus Plan	*
10.7	Director Fee Arrangements for 2008	*
11	Statement re computation of per share earnings	None
15	Letter re unaudited interim financial information	None
18	Letter re change in accounting principles	None
19	Reports furnished to security holders	None
22	Published report regarding matters submitted to vote of security holders	None
23	Consents	None
24	Power of Attorney	None
31.1	Rule 13a–14(a) Certification of Chief Executive Officer	31.1
31.2	Rule 13a–14(a) Certification of Chief Financial Officer	31.2
32	Section 1350 Certification	32
*	Filed as an exhibit to the Company's Form SB–2 registration statement filed on September 20, 2007 (File No.333–146196) pursuant to Section 5 of the Securities Act of 1933.
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

SOUND FINANICAL, INC.
August 14, 2008	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President and Chief Executive Officer

August 14, 2008	By:	/s/ Matthew P. Deines
Matthew P. Deines
Executive Vice President and Chief Financial Officer

Exhibit Index

31.1	Rule 13a–14(a) Certification of Chief Executive Officer	31.1
31.2	Rule 13a–14(a) Certification of Chief Financial Officer	31.2
32	Section 1350 Certification	32