Form 10-Q
period 2008-09-30
Sound Financial, Inc.
filed 2008-11-14
CIK 1410087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to ________

Commission file number:     000-52889

SOUND FINANCIAL, INC.
(Exact name of registrant as specified in its charger

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

Large accelerated filer  _____                    Accelerated filer  _____

Non-accelerated filer    _____                    Smaller reporting company    X
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]                           No [X]

State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date:

As of November 11, 2008, there were issued and outstanding 2,832,503 shares of the registrant’s common stock.

SOUND FINANCIAL, INC.

PART I          FINANCIAL INFORMATION

Item 1            Financial Statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	SEPTEMBER 30,	DECEMBER 31,
	2008 (Unaudited)	2007
ASSETS
Cash and cash equivalents	$4,292,032	$6,104,963
Securities available-for-sale (AFS), at fair value	8,825,566	71,245
Federal home loan bank (FHLB) stock, at cost	2,134,500	1,319,500
Loans held for sale	686,203	822,129
Loans	267,612,274	220,233,447
Less allowance for loan losses	(1,156,954)	(827,688)
Total loans	266,455,320	219,405,759

Accrued interest receivable	1,250,693	1,051,476
Premises and equipment, net	1,479,863	1,404,853
Bank-owned life insurance	4,152,373	4,035,412
Mortgage servicing rights	865,470	864,946
Other real estate owned	-	817,108
Other assets	777,076	1,068,008
Total assets	$290,919,096	$236,965,399

LIABILITIES
Deposits
Interest-bearing	$190,867,879	$189,501,253
Noninterest-bearing demand	18,529,307	13,289,946
Total deposits	209,397,186	202,791,199
FHLB advances	51,969,355	15,869,355
Accrued interest payable	269,234	210,518
Other liabilities	2,163,033	1,951,786
Advance payments from borrowers for taxes and insurance	531,089	254,213
Total liabilities	264,329,897	221,077,071
COMMITMENTS AND CONTINGENCIES (NOTE 4)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized	-	-
Common stock, $0.01 par value, 24,000,000 shares authorized, 2,948,063 shares issued and 2,832,503 outstanding as of September 30, 2008, no shares issued and outstanding as of December 31, 2007	29,481	-
Additional paid-in capital	11,936,034
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(1,155,600)	-
Retained earnings	16,081,742	15,885,167
Accumulated other comprehensive (loss) income, net of tax	(302,458)	3,161
Total stockholders’ equity	26,589,199	15,888,328
Total liabilities and stockholders’ equity	$290,919,096	$236,965,399

See notes to consolidated financial statements.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007
INTEREST INCOME
Loans, including fees	$4,349,017	$3,951,511	$12,038,343	$11,086,582
Interest and dividends on investments,
cash and cash equivalents	161,528	19,927	363,097	35,401

Total interest income	4,510,545	3,971,438	12,401,440	11,121,983

INTEREST EXPENSE
Deposits	1,560,398	1,780,738	4,795,378	4,778,078
FHLB advances	394,494	331,685	933,885	1,061,394

Total interest expense	1,954,892	2,112,423	5,729,263	5,839,472

NET INTEREST INCOME	2,555,653	1,859,015	6,672,177	5,282,511
PROVISION FOR LOAN LOSSES	250,000	175,000	760,000	175,000
NET INTEREST INCOME
AFTER PROVISION
FOR LOAN LOSSES	2,305,653	1,684,015	5,912,177	5,107,511

NONINTEREST INCOME
Service charges and fee income	474,006	359,145	1,431,482	1,257,652
Earnings on cash surrender value
of bank-owned life insurance	38,214	39,450	116,961	117,852
Mortgage servicing income	76,266	80,672	251,019	222,701
Gain on sale of investment	-	-	153,633	-
Loss on sale of assets	(64,404)	(1,999)	(94,582)	(22,679)
Gain (loss) on sale of loans	34,976	4,961	(10,823)	9,826

Total noninterest income	559,058	482,229	1,847,690	1,585,352

NONINTEREST EXPENSE
Salaries and benefits	1,323,455	990,445	3,626,561	2,949,067
Operations	762,634	576,531	2,184,338	1,612,484
Charitable contributions	22,700	6,267	255,070	26,266
Occupancy	258,820	242,286	736,523	654,640
Data processing	189,023	275,365	580,170	788,604

Total noninterest expense	2,566,632	2,090,894	7,382,662	6,031,061

INCOME BEFORE PROVISION
FOR INCOME TAXES	308,079	75,350	377,205	661,802
PROVISION FOR INCOME TAXES	85,000	3,320	74,500	178,500

NET INCOME	$223,079	$72,030	$302,705	$483,302

OTHER COMPREHENSIVE INCOME (LOSS)	$65,068	$71,892	$(2,914)	$485,268
BASIC EARNINGS PER SHARE	$0.08	N/A	$0.11	N/A
DILUTED EARNINGS PER SHARE	$0.08	N/A	$0.11	N/A

                          See notes to consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
	NINE MONTHS ENDED
	SEPTEMBER 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$302,705	$483,302
Adjustments to reconcile net income to net cash from operating activities
Amortization of net (premium) discount on investments	(59,722)	3,544
Provision for loan losses	760,000	175,000
Depreciation and amortization	297,709	249,523
Additions to mortgage servicing rights	(246,103)	(175,990)
Amortization of mortgage servicing rights	245,579	188,273
Increase in cash surrender value of bank owned life insurance	(116,961)	(117,852)
Proceeds from sale of mortgage loans	20,722,651	18,397,102
Originations of mortgage loans held for sale	(20,586,725)	(18,383,343)
Loss on sale of other real estate owned	58,971	-
(Gain) loss on sale of loans	10,823	(9,285)
Loss on sale of assets	35,611	22,138
(Decrease) increase in operating assets and liabilities
Change in accrued interest receivable	(199,217)	(178,026)
Change in other assets	290,932	104,217
Change in accrued interest payable	58,716	68,653
Change in accounts payable and other liabilities	211,247	559,526

Net cash from operating activities	1,786,216	1,386,782

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of AFS investments	624,983	54,453
Purchase of AFS investments	(9,625,201)	-
Purchase of bank owned life insurance	-	(600,000)
Purchase of FHLB Stock	(815,000)	-
Net increase in loans	(48,348,979)	(16,829,788)
Net improvements to OREO	(157,304)	-
Proceeds from sale of OREO	1,408,425	-
Purchases of premises and equipment	(372,719)	(182,159)

Net cash from investing activities	(57,285,795)	(17,557,494)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	6,605,987	16,035,056
Proceeds from FHLB advances	36,550,000	-
Repayment of FHLB advances	(450,000)	(1,010,000)
Net proceeds from stock issuance	10,809,915	-
Cash dividends paid	(106,130)	-
Net change in advances from borrowers for taxes and insurance	276,876	159,054

Net cash from financing activities	53,686,648	15,184,110
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(1,812,931)	(986,602)

CASH AND CASH EQUIVALENTS, beginning of period	6,104,963	5,649,306

CASH AND CASH EQUIVALENTS, end of period	$4,292,032	$4,662,704

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid on deposits and FHLB advances	$5,670,547	$5,770,819
Transfers of mortgage loans held for sale	$1,565,122	$-
Net transfer to other real estate owned	$492,984	$-

                                         See notes to consolidated financial statements.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

1.           BASIS OF PRESENTATION

The accompanying financial information is unaudited and has been prepared from the consolidated financial statements of Sound Financial, Inc. (“Sound Financial” or the “Company”) and its wholly owned subsidiary, Sound Community Bank (“Bank”). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations.  In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods.  The results for the interim periods are not necessarily indicative of results for a full year.  For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2007, included in the Company's Annual Report on Form 10-K.
Certain amounts in the prior quarters’ financial statements have been reclassified to conform to the current presentation.  These classifications do not have an impact on previously reported net income, retained earnings or earnings per share.

2.           RECENT ACCOUNTING DEVELOPMENTS

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). The FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company does not accrue cash dividends and, therefore, does not anticipate that this issuance will materially impact the Company’s consolidated financial condition or results of operations.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“FAS 157”).  This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This statement establishes a fair value hierarchy for the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  We elected a partial deferral of FAS 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment.  We are currently evaluating the impact of FSP 157-2 on our financial statements. The impact of partially adopting FAS 157 effective January 1, 2008, was not material to our financial statements.  Please refer to Note 3 for disclosures related to the adoption of FAS 157.

In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of FAS No. 157, Fair Value Measurements, when the market for a financial asset is not active. The FSP was effective upon issuance, including reporting for prior periods for which financial statements have not been issued. The adoption of the FSP for reporting as of September 30, 2008, did not have a material impact on our consolidated financial statements.

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

3.           FAIR VALUE OF FINANCIAL INSTRUMENTS

As discussed in Note 2, FAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active exchange markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active and other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The following is a description of the valuation methodologies used to measure and report fair value of financial assets and liabilities on a recurring or nonrecurring basis:

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

Loans Held for Sale: Residential mortgage loans held for sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. These loans are classified as Level 2 and are measured on a nonrecurring basis.  At September 30, 2008, loans held for sale were carried at cost.

Mortgage Servicing Rights: The fair value of mortgage servicing rights is estimated using a discounted cash flow model. These assets are classified as Level 3. At September 30, 2008, mortgage servicing rights are carried at amortized cost.

Impaired Loans: From time to time, and on a nonrecurring basis, fair value adjustments to collateral dependent loans are recorded to reflect partial write-downs based on the current appraised value of the collateral or internally developed models which contain management’s assumptions.

OREO: Other real estate owned consists principally of properties acquired through foreclosure and are carried at the lower of cost or estimated market value less selling costs.  Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell.

The following table presents the balances of assets measured at fair value on a recurring basis at September 30, 2008:

	Fair Value at September 30, 2008
Description	Total	Level 1	Level 2	Level 3
Available for Sale Securities	$8,825,566	$1,028,047	$7,797,519	$-

The following table presents the balance of assets measured at fair value on a nonrecurring basis at September 30, 2008, and the total losses resulting from these fair value adjustments for the nine months ended September 30, 2008 (in thousands):

					Nine Months
					Ended
	Fair Value at September 30, 2008				September 30, 2008
Description	Total	Level 1	Level 2	Level 3	Total Losses
Impaired Loans	$5,365,703	$-	$-	$5,365,703	$262,036

The loss represents impairments on collateral dependent loans for fair value adjustments based on the fair value of the collateral.

There were no material liabilities carried at fair value, measured on a recurring or nonrecurring basis, at September 30, 2008.

4.	COMMITMENT AND CONTINGENCIES

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

As a result of Visa’s initial public offering, we received $154,000 in proceeds from a mandatory partial redemption of our restricted Class B common stock, which is recorded in gain on sale of investment. As of September 30, 2008, the Company owns 5,699 shares of Class B common stock. These shares are restricted and may not be transferred until the later of (1) three years from the date of the initial public offering or (2) the period of time necessary to resolve the covered litigation. A conversion ratio of 0.71429 was established for the conversion rate of Class B shares into Class A shares. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

In October 2008, Visa announced that it had reached a settlement with Discover Card related to an antitrust lawsuit. The Bank and other Visa member banks are obligated to fund the settlement and share in losses resulting from this litigation that are not already provided for in the escrow account. Visa notified the Company that it had established an additional reserve related to the settlement with Discover Card that has not already been funded into the escrow account. The Company is not a party to the Visa litigation and its liability arises solely from the Bank’s membership interest in Visa.  Management’s best estimate is that the potential liability related to this case is not material to the Company’s financial statements.

Visa announced that it intends to issue additional Class A shares in the fourth quarter, and with the proceeds fully fund the escrow account to cover the remaining amount of the settlement. It is anticipated that the issuance of the additional Class A shares will reduce the conversion ratio of Class B shares into Class A shares for Visa member banks. The amount of this reduction, if any, is unknown.

In the normal course of business, the Company occasionally becomes involved in various legal proceedings.  In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

6.           LOANS

The composition of the loan portfolio, excluding loans held for sale, was as follows:

	September 30, 2008	December 31, 2007

Real estate loans
One- to four-family	$94,801,269	$83,965,522
Home equity	53,946,627	45,373,749
Commercial	51,752,374	25,013,481
Construction or development	6,792,480	8,621,743

	207,292,750	162,974,495
Consumer loans
Manufactured homes	23,019,526	22,495,034
Automobile	11,183,442	15,077,564
Other	7,610,945	8,818,012

	41,813,913	46,390,610

Commercial business loans	18,562,957	10,802,911

	267,669,620	220,168,016

Deferred loan origination (fees) costs	(57,346)	65,431
Allowance for loan losses	(1,156,954)	(827,688)

Total loans, net	$266,455,320	$219,405,759

The following is an analysis of the change in the allowance for loan losses:

	Nine Months Ended September 30,
	2008	2007
Balance at beginning of period	$827,688	$822,393
Provision for loan losses	760,000	175,000
Recoveries	130,496	187,578
Charge-offs	(561,230)	(367,800)
Balance at end of period	$1,156,954	$817,171

As of September 30, 2008 impaired loans without a valuation allowance were $3.3 million and impaired loans with a valuation allowance were $2.3 million.  The valuation allowance related to impaired loans totaled $261,000 as of September 30, 2008.

As of December 31, 2007, management determined that the Sound Community Bank did not have any loans that would be defined as impaired.

7.           FHLB ADVANCES

Sound Community Bank utilizes a loan agreement with the FHLB of Seattle.  The terms of the agreement call for a blanket pledge of a portion of the Bank’s mortgage portfolio based on the outstanding balance.  At September 30, 2008, the amount available to borrow under this agreement is approximately 25% of total assets, conditional upon meeting certain collateral and stock ownership requirements.  The Bank had outstanding borrowings under this arrangement of $52.0 million and $15.9 million at September 30, 2008, and December 31, 2007, respectively.

8.           EARNINGS PER SHARE

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the periods which was 2,839,726 and 2,836,951 shares for the three month and nine month periods ended September 30, 2008, respectively, and there were no shares outstanding for the three month or nine month periods ended September 30, 2007.  ESOP shares are considered outstanding for this calculation, unless unearned.  There are currently no potentially dilutive common shares issuable under stock options or other programs.  Earnings and dividends per share are restated for all stock splits and dividends through the date of the financial statements.

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

The Bank’s principal business consists of attracting retail deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one- to four-family residences (including home equity loans and lines of credit), commercial real estate, consumer and commercial business loans and, to a lesser extent, construction and development loans.  We offer a wide variety of secured and unsecured consumer loan products, including manufactured home loans, automobile loans, boat loans and recreational vehicle loans.  We intend to continue emphasizing our residential mortgage, home equity and consumer lending, while also expanding our emphasis in commercial real estate and commercial business lending.  In recent years, we have focused on expanding our commercial loan portfolio.

As part of our business, we focus on mortgage loan originations, many of which we sell to Fannie Mae.  We sell these loans with servicing retained to maintain the direct customer relationship and promote our emphasis on strong customer service.  We originated $45.4 million and $32.3 million in one- to four-family residential mortgage loans during the nine months ended September 30, 2008 and 2007, respectively.  During these same periods, we sold $20.7 million and $18.4 million, respectively, of one- to four-family residential mortgage loans.

We offer a variety of deposit accounts, which are our primary source of funding for our lending activities.  In recent years, however, we have relied on Federal Home Loan Bank advances to augment our deposits and fund the growth of interest earning assets.  In 2008, we adopted a leverage strategy to use short and long-term Federal Home Loan Bank advances to fund asset and loan growth.

The Bank’s earnings are primarily dependent upon our net interest income, the difference between interest income and interest expense.  Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on these loans and investments.  Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on these deposits and borrowings.  The Bank’s earnings are also affected by our provision for loan losses, service charges and fees, gains and losses from sales of loans and other assets, other income, operating expenses and income taxes.

Difficult market conditions and economic trends have adversely affected our industry and our business.

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

Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions.  General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs for many financial institutions.  Concerns over the stability of the financial markets and the economy also have resulted in decreased lending by many financial institutions to their customers and to each other.  This market turmoil and tightening of credit has led to increased delinquencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity.  Some financial institutions have experienced decreased access to deposits or borrowings.  The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, results of operations and stock price.

Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more difficult and complex under these difficult market and economic conditions.  We also expect to face increased regulation and government oversight as a result of these downward trends.  This increased government action may increase our costs and limit our ability to pursue certain business opportunities.  We also may be required to pay even higher FDIC premiums than the recently increased level, because financial institution failures resulting from the depressed market conditions have depleted and may continue to deplete the FDIC insurance fund and reduce the FDIC’s ratio of reserves to insured deposits.

We do not expect these difficult conditions to improve in the near future.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market and economic conditions on us, our customers and the other financial institutions in our market.  As a result, we may experience increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.

Recent legislative and regulatory initiatives to address these difficult market and economic conditions may not stabilize the U.S. banking system.

The recently enacted Emergency Economic Stabilization Act of 2008 (“EESA”) authorizes the U.S. Department of the Treasury (“Treasury Department”) to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (”TARP”).  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”).  Under the CPP, Treasury will purchase debt or equity securities from participating institutions.  The TARP also will include direct purchases or guarantees of troubled asset of financial institutions.  Our Board of Directors is currently evaluating whether or not to participate in the CPP.

EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000.  This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.  In addition, the FDIC has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction accounts through the end of 2009 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012.  Financial institutions have until December 5, 2008 to opt out of these two programs.  We expect to participate only in the program that provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Under that program, we will pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.  At September 30, 2008, we had $6.8 million in such accounts in excess of $250,000.

Our deposit insurance premiums during the nine months ended September 30, 2008, were $110,000. Those premiums are expected to increase in 2009 due to recent strains on the FDIC deposit insurance fund due to the cost of large bank failures and increase in the number of troubled banks.  The current rates for FDIC assessments have ranged from 5 to 43 basis points, depending on the health of the insured institution.  The FDIC has proposed increasing that assessment range to 12 to 50 basis points for the first quarter of 2009.  For the remainder of 2009, it has proposed a range of 10 to 45 basis points for institutions that do not trigger risk factors for brokered deposits and unsecured debt and higher rates for those that do trigger those risk factors.  The FDIC also proposed that it could increase assessment rates in the future without formal rulemaking.

The purpose of these legislative and regulatory actions is to stabilize the volatility in the U.S. banking system.  EESA, TARP and the FDIC’s recent regulatory initiatives may not have the desired effect.  If the volatility in the market and the economy continue or worsen, our business, financial condition, results of operations, access to funds and the price of our stock could be materially and adversely impacted.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider our critical accounting policies to be those related to our allowance for loan losses, mortgage serving rights and other real estate owned.  The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of the evaluation in accordance with U.S. generally accepted accounting principles.  It is management’s best estimate of probable incurred credit losses in our loan portfolio.  Our methodologies for analyzing the allowance for loan losses, mortgage serving rights and other real estate owned is described in our Annual Report on Form 10-K.

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

General.  Total assets increased by $54.0 million, or 22.8%, to $290.9 million at September 30, 2008 from $237.0 million at December 31, 2007.  The increase was primarily the result of a $47.2 million, or 21.4%, increase in our loan portfolio, including loans held for sale, from $221.1 million at December 31, 2007 to $268.3 million at September 30, 2008. The increase also was the result of a $6.9 million increase in cash, cash equivalents and securities during the first nine months of 2008.  This increase in total assets was funded primarily by the $10.8 million capital infusion from our stock offering, a $36.1 million increase in net Federal Home Loan Bank advances and a $6.6 million increase in deposits during the nine months ended September 30, 2008.

Loans.  Our loan portfolio, including loans held for sale, increased $47.2 million, or 21.4%, to $268.3 million at September 30, 2008, from $221.1 million at December 31, 2007.  This increase in our loan portfolio consisted primarily of a $26.7 million (106.9%) increase in commercial real estate loans, a $10.8 million (12.9%) increase in one- to four-family loans, an $8.6 million (18.9%) increase in home equity loans, a $7.8 million (71.8%) increase in commercial business loans, which was offset by a $4.6 million (9.9%) decrease in consumer loans and a $1.8 million (21.2%) decrease in construction and development loans.  The $34.5 million, or 96.3%, increase in commercial real estate and business loans during the nine months ended September 30, 2008 is consistent with our strategy to diversify our loan portfolio and increase the amount of generally higher-yielding commercial loans in our portfolio.  The overall slowdown in the national housing market and the pressures of the sub-prime market failures have begun to have an impact on the housing and employment markets in the Puget Sound area.

 Allowance for Loan Losses.  Our allowance for loan losses at September 30, 2008, was $1.2 million, or 0.43%, of net loans receivable, compared to $828,000, or 0.38%, of net loans receivable at December 31, 2007.  The increase in the allowance for loan losses was due to a $760,000 provision for loan losses recorded during the nine months ended September 30, 2008, partially offset by net charge-offs of non-performing loans totaling $431,000.  This provision was made as a result of increases in our commercial and home equity loan portfolios and an evaluation of prevailing housing and other market conditions.  Non-performing loans decreased to $106,000 at September 30, 2008, from $418,000 at December 31, 2007, primarily as a result of our enhanced collection efforts, which included contacting borrowers with past due loans earlier in the delinquency cycle.  Non-performing loans to total loans decreased to 0.04% at September 30, 2008, from 0.19% at December 31, 2007.  Other real estate owned was zero at September 30, 2008, compared $817,000 as of December 31, 2007.

Cash and Securities.  Cash and cash equivalents decreased by $1.8 million, or 29.7%, to $4.3 million at September 30, 2008.  Our securities portfolio consists of mortgage-backed securities, all of which are designated as available-for-sale.  The securities portfolio increased to $8.8 million at September 30, 2008 from $71,000 at December 31, 2007.  This significant increase reflects our purchase of non-agency mortgage-backed securities, which were purchased at a discount to face value with funds received from our initial stock offering. These non-agency mortgage-backed securities present a level of credit risk that does not exist currently with agency backed securities which are guaranteed by the United States government. In order to monitor this risk, management receives a credit surveillance report which considers various factors for each security including original credit scores, loan to value, geography, delinquency and loss history.  The report also evaluates the underlying loans within the security to project future losses based on various home price depreciation scenarios over a three year horizon.  Based on this analysis, management does not expect to incur any principal loss on any of these investments as of September 30, 2008.

Deposits.  Total deposits increased by $6.6 million, or 3.3%, to $209.4 million at September 30, 2008, from $202.8 million at December 31, 2007.  Time deposits increased $9.2 million, while savings and money market accounts increased $4.8 million. Demand deposits and interest-bearing checking accounts decreased $5.0 million during the nine months ended September 20, 2008. As of December 31, 2007, total deposits held for the prospective purchase of stock totaled $10.8 million.  These funds were held in a checking account as of December 31, 2007 and were subsequently used to purchase stock on the closing date.  Net of the decrease of the funds held for our stock offering, non interest bearing demand deposit actually increased $5.8 million as a result of an enhanced focus on commercial demand deposit accounts. The increase in time deposits, savings and money market accounts reflect a bank-wide emphasis to bring additional deposits to the bank.

Borrowings.  Federal Home Loan Bank advances increased $36.1 million, or 227.5%, to $52.0 million at September 30, 2008 from $15.9 million at December 31, 2007.  These additional advances were a combination of $15.0 million in long-term advances and $21.6 million in overnight advances, net of repayments of an amortizing advance totaling $450,000.  We continue to rely on Federal Home Loan Bank advances to fund interest earning asset growth when deposit growth is insufficient to fund such growth.  This reliance on borrowings, rather than deposits, generally increases our overall cost of funds, however in the current rate environment, the weighted average cost of new borrowings as of September 30, 2008 was 3.25%, while our weighted average cost of deposits was 2.96% at that date.

Equity.  Total equity increased $10.7 million, or 67.4%, to $26.6 million at September 30, 2008, from $15.9 million at December 31, 2007, primarily as a result of the $10.8 million capital infusion from our stock offering (net of the related ESOP loan) and $303,000 in nine month earnings, which were offset by a decrease in Accumulated Other Comprehensive Income (Loss) of $306,000.

Comparison of Results of Operation for the Three and Nine Months Ended September 30, 2008 and 2007

General.  Net income increased $151,000 to $223,000 for the three months ended September 30, 2008 compared to $72,000 for the three months ended September 30, 2007.  The primary reasons for this increase was a $622,000 increase to net interest income after provision for loan losses and a $77,000 increase in non-interest income, which were partially offset by a $476,000 increase in non-interest expense.

Net income decreased $181,000 to $303,000 for the nine months ended September 30, 2008 compared to $483,000 for the nine months ended September 30, 2007.  The primary reasons for this decrease were the $585,000 increase in the provision for loan losses and a $1.4 million increase in non-interest expense, including a $200,000 contribution to the Sound Community Foundation, which were partially offset by a $1.4 million increase in net interest income and a $262,000 increase in non-interest income compared to the nine months ended September 30, 2007.

Interest Income.  Interest income increased by $540,000, or 13.6%, to $4.5 million for the three months ended September 30, 2008 from $4.0 million for the three months ended September 30, 2007.  The increase in interest income for the period reflects the increased amount of loans and securities outstanding during the 2008 period.

The weighted average yield on loans decreased from 7.14% for the three months ended September 30, 2007, to 6.76% for the three months ended September 30, 2008.  The decrease was primarily the result of the decrease in the prime interest rate and the 1-year Treasury bill rate, which we use to set and adjust loan rates for certain variable rate loans.  We anticipate our weighted average yield on loans will improve as we continue to emphasize higher yielding commercial real estate and business loans. However, this improvement will also depend on the movement of the prime interest rate.

Interest income increased by $1.3 million, or 11.5%, to $12.4 million for the nine months ended September 30, 2008 from $11.1 million for the nine months ended September 30, 2007.  The increase in interest income for the period reflects the increased amount of loans and securities outstanding during the 2008 period. The weighted average yield on loans decreased from 6.88% for the nine months ended September 30, 2007, to 6.73% for the nine months ended September 30, 2008 for the same reasons stated above.

Interest Expense.  Interest expense decreased $157,000, or 7.5%, to $2.0 million for the three months ended September 30, 2008, from $2.1 million for the three months ended September 30, 2007.  Interest expense decreased $110,000, or 1.9%, to $5.7 million for the nine months ended September 30, 2008, from $5.8 million for the nine months ended September 30, 2007.

The decrease in interest expense for the 2008 period reflects lower interest rates paid on new and renewed certificates of deposit in the current interest rate environment as well as decreased borrowing costs on our Federal Home Loan Bank advances.  Our weighted average cost of interest-bearing liabilities was 3.1% for the three months ended September 30, 2008, compared to 3.9% for the same period in 2007. Our weighted average cost of interest-bearing liabilities was 3.3% for the nine months ended September 30, 2008, compared to 3.7% for the same period in 2007.

Interest paid on deposits decreased $220,000, or 12.4%, to $1.6 million for the three months ended September 30, 2008, as compared to $1.8 million for the three months ended September 30, 2007.  The decrease for the three month period resulted primarily from a decrease in the weighted average cost of deposits. We experienced a 66 basis point decrease in the average rate paid on deposits during the three months ended September 30, 2008 compared to the same period in 2007.  This decrease in average rates were a result of the repricing of matured certificates of deposit that the bank was able to retain at significantly lower rates.

For the nine months ended September 30, 2008, interest paid on deposits increased by $17,000, as compared to the nine months ended September 30, 2007.  The increase for the nine month period was primarily a result of higher average balances of $198.9 million for the 2008 period compared to $182.2 million for the 2007 period.  The increase in balances was offset by a lower weighted average cost of deposits for the nine months ended September 30, 2008 of 3.2% compared to 3.5% for the nine months ended September 30, 2007.

Interest expense on Federal Home Loan Bank advances increased $63,000, or 18.9%, to $394,000 for the three months ended September 30, 2008 from $332,000 for the three months ended September 30, 2007.  The increase resulted from an increase in the average balance of outstanding Federal Home Loan Bank advances of $21.6 million, to $46.2 million for the three months ended September 30, 2008, from $24.6 million for the three months ended September 30, 2007.  In addition, the cost of Federal Home Loan Bank advances decreased 197 basis points from the 2007 period to the 2008 period.

For the nine months ended September 30, 2008, interest expense on Federal Home Loan Bank advances decreased $128,000, or 12.0%, to $934,000 from $1.1 million for the nine months ended September 30, 2007.  The decrease resulted from a lower cost of Federal Home Loan Bank advances from a weighted average cost of 5.09% for the nine months ended September 30, 2007, to a weighted average cost of 3.67% for the nine months ended September 30, 2008.

Net Interest Income.  Net interest income increased $697,000, or 37.5%, to $2.6 million for the three months ended September 30, 2008, from $1.9 million for the three months ended September 30, 2007.  The increase in net interest income for the three month period primarily resulted from higher yields earned on our expanding commercial loan portfolio and increased income from investments purchased in 2008.  Our net interest margin was 3.8% for the three months ended September 30, 2008, compared to 3.3% for the three months ended September 30, 2007.

Net interest income increased $1.4 million, or 26.3%, to $6.7 million for the nine months ended September 30, 2008, from $5.3 million for the nine months ended September 30, 2007.  The increase in net interest income for the nine month period primarily resulted from increased income from investments purchased in 2008 and lower cost of funds for the period. Our net interest margin was 3.6% for the nine months ended September 30, 2008, compared to 3.3% for the same period ended September 30, 2007.

Provision for Loan Losses.  We establish provisions for loan losses, which are charged to earnings, at a level required to reflect management’s best estimate of the probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, peer group data, prevailing economic conditions, and current factors.  Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions and other relevant data.  Loans for which management has concerns about the borrowers’ ability to repay, are evaluated individually, and specific loss allocations are provided for these loans when necessary.

A provision of $250,000 was made during the three months ended September 30, 2008, compared to provision of $175,000 during the three months ended September 30, 2007.  A provision of $760,000 was made during the nine months ended September 30, 2008, compared to a provision of $175,000 made during the nine months ended September 30, 2007.  The higher provisions were primarily attributable to increases in net charge-offs, increases in our commercial loan portfolio, an increase in our overall loan portfolio and the overriding market conditions nationally and in the areas where we do business.

At September 30, 2008, the annualized ratio of net charge-offs to average loans decreased 13 basis points to 0.24% from 0.37% at September 30, 2007.  The ratio of non-performing loans to total loans decreased from 0.31% at September 30, 2007 to 0.04% at September 30, 2008.

Noninterest Income.  Noninterest income increased $77,000, or 15.9%, to $559,000 for the three months ended September 30, 2008, from $482,000 for the three months ended September 30, 2007.  The primary reason for this increase was an increase in service charges and fee income of $115,000 as a result of higher checking account service charge revenue, which was partially offset by a $32,000 increase in the loss on sale of loans and repossessed assets for the three months ended September 30, 2008, compared to the same period in 2007.

  Noninterest income increased $262,000, or 16.6%, to $1.8 million for the nine months ended September 30, 2008, from $1.6 million for the nine months ended September 30, 2007. The primary reason for this was the $153,000 gain on the sale on investments resulting from the mandatory redemption of a portion of our Class B Visa, Inc. shares as part of Visa's initial public offering.  The Bank obtained its Visa shares, because it was a long-time Visa member, prior to the sale of its credit card portfolio in 2006.  We continue to own 5,699 shares of Visa Class B shares that are convertible into Class A shares.  Each Class B share currently is convertible into 0.71429 Class A shares, which are traded on the New York Stock Exchange.  The amount of Class A shares the Bank could realize upon conversion of its Class B shares are expected to change as VISA issues additional Class A shares to fund the escrow account to cover the remaining amount of the Discover settlement.  The Class B shares carry a three-year lock-up provision and may not be converted or redeemed during that period. If those shares could be converted as of September 30, 2008, they would have a market value of approximately $250,000.   The increase in noninterest income during the nine months also reflects an increase in service charges and fee income of $174,000 as a result of higher checking account service charge revenue, and was partially offset by the $93,000 increase in the loss on the sale of loans and foreclosed property for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Noninterest Expense.  Noninterest expense increased $476,000, or 22.8%, to $2.6 million for the three months ended September 30, 2008, compared to $2.1 million for the three months ended September 30, 2007.  The increase in the 2008 period was primarily the result of an increase in salaries and benefits of $333,000 and operations expenses increasing $186,000 as the result of adding additional staff to our commercial banking division and the hiring of a new Senior Vice President of Retail Banking, as well as expense related to our Employee Stock Option Plan. These increases were offset by an $86,000 decrease in data processing expenses resulting from streamlining certain data processing functions.

Noninterest expense increased $1.4 million, or 22.4%, to $7.4 million for the nine months ended September 30, 2008, compared to $6.0 million for the nine months ended September 30, 2007.  The increase in the 2008 period was primarily the result of our $200,000 charitable contribution to Sound Community Foundation (a non-stock Washington corporation we founded in connection with our stock offering) and higher salaries and benefits and operations expenses. Salaries and benefits increased $677,000, or 23.0%, to $3.6 million for the nine months ended September 30, 2008, from $2.9 million for the nine months ended September 30, 2007.  The increase in salaries and benefits was the result of adding additional staff to our commercial banking division and the hiring of a new Senior Vice President of Retail Banking, as well as expense related to our Employee Stock Option Plan. Operations expense increased $572,000, or 35.5%, to $2.2 million for the nine months ended September 30, 2008, from $1.6 million for the nine months ended September 30, 2007.  The increase in operations expense higher legal, audit and printing fees resulting from becoming a public company.  These increases were offset by a $208,000 reduction in data processing expenses resulting from streamlining certain data processing functions.

Income Tax Expense (Benefit).  For the three months ended September 30, 2008, we incurred income tax expense of $85,000 on our pre-tax income as compared to income tax expense of $3,000 for the three month period ended September 30, 2007.  For the nine months ended September 30, 2008, we incurred income tax expense of $75,000 on our pre-tax income as compared to income tax expense of $179,000 for the nine month period ended September 30, 2007.

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

A summary of our off-balance sheet commitments to extend credit at September 30, 2008, is as follows:

Off-balance sheet loan commitments:
Commitments to make loans	$1,020,000
Unfunded Letters of Credit	2,208,000
Undisbursed portion of loans closed	2,895,000
Unused lines of credit	35,692,000
Total loan commitments	$41,815,000

Liquidity

Liquidity management is both a daily and long-term function of the management of the Company and the Bank.  Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds.  On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities.  The Bank uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits, fund deposit withdrawals and fund loan commitments.

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for funds (particularly withdrawals of deposits).  At September 30, 2008, the Company had $13.1 million in cash and investment securities available for sale and $686,000 in loans held for sale generally available for its cash needs.  We can also generate funds from borrowings, primarily Federal Home Loan Bank.  At September 30, 2008, the Bank had the ability to borrow an additional $20.8 million in Federal Home Loan Bank advances.

At September 30, 2008, we had $41.8 million in outstanding loan commitments, including unused lines of credit and unfunded letters of credit.  Certificates of deposit scheduled to mature in one year or less at September 30, 2008, totaled $62.4 million.  It is management’s policy to maintain deposit rates that are competitive with other local financial institutions.  Based on this management strategy and our own experience, we believe that a majority of maturing deposits will remain with the Bank.  We do not utilize wholesale or brokered deposits to meet our funding needs.  Please refer to the cash flow statement for additional analysis of liquidity.

Capital

The Bank is subject to minimum capital requirements imposed by the Office of Thrift Supervision (“OTS”).  Based on its capital levels at September 30, 2008, the Bank exceeded these requirements as of that date and continues to exceed them as of the date of this filing.  Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the capital categories of the OTS.  Based on capital levels at September 30, 2008, the Bank was considered to be well-capitalized.  Management monitors the capital levels of the Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well-capitalized” institutions.  The following table shows the capital ratios of the Bank at September 30, 2008.

	Actual		Minimum Capital Requirements		Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Risk-Based Capital (to risk-weighted assets)	$25,549	12.40%	$15,372	8.00%	$19,664	10.00%

Core Capital (to risk-weighted assets)	$24,393	12.99%	$7,866	4.00%	$11,799	6.00%

Core Capital (to total adjusted assets)	$24,393	8.37%	$11,656	4.00%	$14,570	5.00%

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

Item 4T  Controls and Procedures

An evaluation of the Company's disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act") as of September 30, 2008, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the quarter ended September 30, 2008, that has materially affected, or is likely to materially affect our internal control over financial reporting.

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

SOUND FINANICAL, INC.

November 14, 2008	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President and Chief Executive Officer

November 14, 2008	By:	/s/ Matthew P. Deines
Matthew P. Deines
Executive Vice President and
Chief Financial Officer

Exhibit Index

31.1	Rule 13a–14(a) Certification of Chief Executive Officer	31.1
31.2	Rule 13a–14(a) Certification of Chief Financial Officer	31.2
32	Section 1350 Certification	32