Form 10-K
period 2008-12-31
Sound Financial, Inc.
filed 2009-03-31
CIK 1410087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, par value $.01 per share

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [   ]    NO [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $10.5 million.

As of March 17, 2009, there were 3,000,095 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K--Portions of registrant’s Proxy Statement for its 2009 Annual Meeting of Shareholders.

PART I

Item 1.                      Business

General

Sound Financial, Inc. (“Sound Financial” or the “Company”) was incorporated under federal law on January 8, 2008, to hold all of the stock of Sound Community Bank (sometimes referred to herein as the “Bank”).  Sound Financial is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision.  On an unconsolidated basis at December 31, 2008, Sound Financial’s assets consisted of all of the outstanding shares of common stock of Sound Community Bank, $2.4 million in cash, other assets of $37,000 and a loan to the Sound Financial employee stock ownership plan.  Sound Financial had $74,000 of other liabilities at December 31, 2008.  The words “we,” “our” and “us” refer to Sound Financial and Sound Community Bank on a consolidated basis.

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

Sound Financial raised $12,971,480 in its public offering and after paying $1,005,000 in offering expenses (as of the closing date), it contributed $8,000,000 to the Bank, lent $1,155,600 to fund its employee stock ownership plan’s purchase of shares in the offering and retained the remaining $2,792,000 for working capital.  The MHC reorganization and stock offering were completed in January 8, 2008; accordingly all information prior to that date relates solely to Sound Community Bank.

At December 31, 2008, the Company had total assets of $293.5 million, deposits of $222.7 million and stockholders’ equity of $26.1 million.  Our executive offices are located at 2005 5th Avenue, Seattle Washington 98121.  The shares of Sound Financial are traded on the Over-the-Counter Electronic Bulletin Board under the symbol "SNFL".

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

Sound Community Bank was originally chartered in 1953 as the Associated Grocers Employees Federal Credit Union.  By the late 1980’s, the members of the credit union expanded from employees of Associated Grocers to employees of other businesses.  In the 1990’s, the credit union was serving employees of approximately 450 small companies.  In 1992, it changed its name to Credit Union of the Pacific.  On May 19, 2003, Sound Community Bank converted its charter from a state-chartered credit union to a federally chartered savings bank.  On that date the name was changed from Credit Union of the Pacific to Sound Community Bank, and the Bank became a taxable organization.

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

As part of our business, we focus on mortgage loan originations, many of which we sell to Fannie Mae.  We sell these loans with servicing retained to maintain the direct customer relationship and promote our emphasis on strong customer service.  We originated $57.7 million and $39.8 million in one- to four-family residential mortgage loans during the years ended December 31, 2008 and 2007, respectively.  During these same periods, we sold $31.6 million and $25.6 million, respectively, of one- to four-family residential mortgage loans.

We offer a variety of deposit accounts, which are our primary source of funding for our lending activities.  In recent years we have also relied on Federal Home Loan Bank advances to augment our deposits and fund the growth of interest earning assets.  In 2008, we adopted a leverage strategy to use short and long-term Federal Home Loan Bank advances to fund asset and loan growth.

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

Difficult market conditions and economic trends have adversely affected our industry and our business. Federal laws regulations and programs have been enacted to address these difficult market and economic conditions and to stabilize the U.S. banking system. See Item 7 of this form 10K.

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

Our market area includes a diverse population of management, professional and sales personnel, office employees, manufacturing and transportation workers, service industry workers and government employees, as well as retired and self-employed individuals.  The population has a skilled work force with a wide range of education levels and ethnic backgrounds.  Major employment sectors include information and communications technology, financial services, manufacturing, maritime, biotechnology, education, health and social services, retail trades, transportation and professional services.  The largest employers headquartered in our market area include the University of Washington, the Port of Seattle, Boeing, Microsoft, Costco, Amazon.com, Starbucks, Paccar and Weyerhaeuser.

The economy of this region has performed well over the last few years, spurred on by strong growth despite the downsizing of one of its major employers, the Boeing Company, during the past decade.  Median household income and per capita income for our market area are above the state and national averages, reflecting strong job growth in our market area during 2007.  For the month of December 2008, the Seattle MSA reported an unemployment rate of 6.3%, as compared to the national average of 7.1%, according to the latest available information.  A reduction in the economic growth in our market area can have an adverse impact on the level of our mortgage, construction and commercial lending as well as our ability to gather deposits.

Lending Activities

    The following table presents information concerning the composition of the Bank’s loan portfolio by the type of loan as of the dates indicated.

	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Amount	Percent	Amount	Percent	Amount

Real estate loans:
One- to four-family	$90,863	34.33%	$84,788	38.37%	$86,102	41.60%	$75,554	39.34%	$67,599	42.55%
Home equity	54,557	20.61	45,374	20.53	39,302	18.99	28,534	14.86	23,841	15.01
Commercial	48,730	18.41	25,013	11.32	17,501	8.46	15,548	8.10	15,042	9.47
Construction or development	12,220	4.62	8,622	3.90	9,459	4.57	7,777	4.05	5,163	3.25
Total real estate loans	206,370	77.97	163,797	74.12	152,364	73.62	127,413	66.35	111,645	70.27

Consumer loans:
Manufactured homes	22,723	8.58	22,495	10.18	19,785	9.56	16,648	8.67	9,702	6.11
Automobile	10,080	3.81	15,078	6.82	17,272	8.35	18,138	9.44	15,964	10.05
Credit Card	---	---	---	---	---	---	12,196	6.35	11,747	7.39
Other	7,871	2.97	8,818	3.99	9,932	4.79	6,478	3.37	5,223	3.29
Total consumer loans	40,674	15.37	46,391	20.99	46,989	22.71	53,460	27.84	42,636	26.84

Commercial business loans	17,668	6.67	10,803	4.89	7,600	3.67	11,168	5.82	4,588	2.89

Total loans	264,712	100.00%	220,991	100.00%	206,953	100.00%	192,041	100.00%	158,869	100.00%

Less:
Deferred fees and discounts	43		(65)		12		185		131
Loans held for sale	956		822		1,307		1,069		---
Allowance for losses	1,306		828		822		1,321		1,033
Total loans, net	$262,407		$219,406		$204,812		$189,466		$157,705

    The following table shows the composition of our loan portfolio in dollar amounts and in percentages by fixed and adjustable rate loans at the dates indicated.

	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Amount	Percent	Amount	Percent	Amount

Fixed- rate loans:
Real estate loans:
One- to four-family(1)	$72,439	27.37%	$66,335	30.02%	$74,159	35.83%	$69,100	35.98%	$63,725	40.11%
Home equity	15,613	5.90	17,814	8.05	18,159	8.77	7,655	3.99	6,304	3.97
Commercial	26,035	9.84	17,250	7.81	12,000	5.80	11,088	5.77	7,813	4.92
Construction or development	10,323	3.90	5,583	2.53	7,056	3.41	3,461	1.80	1,788	1.13
Total real estate loans	124,410	47.01	106,982	48.41	111,374	53.82	91,304	47.54	79,630	50.12

Manufactured homes	22,723	8.58	22,495	10.18	19,785	9.56	16,648	8.67	9,702	6.11
Automobile	10,080	3.81	15,078	6.82	17,272	8.35	18,138	9.44	15,964	10.05
Credit card	---	---	---	---	---	---	3,138	1.63	5,595	3.52
Other consumer	6,168	2.33	7,119	3.22	9,148	4.42	5,755	3.00	4,421	2.78
Commercial business loans	7,551	2.85	5,539	2.51	4,121	1.99	3,750	1.95	1,674	1.05
Total fixed-rate loans	46,522	17.57	157,213	71.14	161,700	78.13	138,733	72.24	116,986	73.64

Adjustable- rate loans:
Real estate loans:
One- to four-family	18,424	6.96	18,453	8.35	11,942	5.77	6,453	3.36	3,875	2.44
Home equity	38,944	14.71	27,560	12.47	21,143	10.22	20,879	10.87	17,537	11.04
Commercial	22,695	8.57	7,764	3.51	5,502	2.66	4,460	2.32	7,228	4.55
Construction or development	1,897	0.72	3,039	1.38	2,403	1.16	4,316	2.25	3,375	2.12
Total real estate loans	81,960	30.96	56,816	25.71	40,990	19.81	36,108	18.80	32,015	20.15

Credit card	---	---	---	---	---	---	9,058	4.72	6,152	3.87
Other consumer	1,703	0.64	1,698	0.77	784	0.38	724	0.38	802	0.50
Commercial business loans	10,117	3.82	5,264	28.86	3,479	1.68	7,418	3.86	2,914	1.83
Total adjustable-rate loans	11,820	4.46	63,778	28.86	45,253	21.87	53,308	27.76	41,883	26.36

Total loans	264,712	100.00%	220,991	100.00%	206,953	100.00%	192,041	100.00%	158,869	100.00%
Less:
Deferred fees and discounts	43		(65)		12		185		131
Loans held for sale	956		822		1,307		1,069		---
Allowance for losses	1,306		828		822		1,321		1,033
Total loans, net	$262,407		$219,406		$204,812		$189,466		$157,705

___________________________
(1) Includes 30-year loans with a one-time rate adjustment five to seven years after origination, which at December 31, 2008, totaled $32.9 million, or 45.4% of our fixed-rate residential mortgages.

The following schedule illustrates the contractual maturity of our loan portfolio at December 31, 2008.  Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate Mortgages
	One- to Four- Family		Home Equity Loans		Commercial		Construction or Development		Consumer		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
2009(1)	$2,047	5.65%	$406	6.91%	$5,496	7.54%	$6,639	7.21%	$1,533	12.20%	$9,609	5.83%	$25,730	6.93%
2010	6,145	4.77	239	5.00	505	7.37	207	6.60	1,544	7.67	1,085	7.73	9,725	5.74
2011	3,621	5.71	833	5.06	542	7.03	50	6.75	2,928	7.59	777	8.11	8,751	6.58
2012	6,782	6.05	478	5.40	3,000	6.89	112	9.27	3,688	8.43	1,278	7.78	15,338	6.93
2013 to 2015	15,042	7.01	3,196	5.51	4,759	7.09	196	6.63	6,181	7.78	2,947	6.99	32,321	7.02
2016 to 2019	9,845	5.46	24,800	5.14	24,119	6.73	774	6.82	4,347	8.31	1,481	7.17	65,366	6.05
2020 to 2023	2,760	5.60	21,092	6.22	2,311	6.84	3,952	7.22	10,637	9.07	23	7.38	40,775	7.05
2024 and following	44,621	5.69	3,513	7.86	7,998	6.89	290	6.76	9,816	8.04	468	7.28	66,706	6.31
Total	$90,863	5.85%	$54,557	5.77%	$48,730	6.90%	$12,220	7.17%	$40,674	8.44%	$17,668	6.53%	$264,712	6.53%
___________________________________________
(1)  Includes demand loans, loans having no stated maturity, overdraft loans and loans held for sale.

The total amount of loans due after December 31, 2009, which have predetermined interest rates, is $158.8 million, while the total amount of loans due after such date, which have floating or adjustable interest rates is $80.2 million.

Lending Authority.  The Senior Vice President – Lending Manager and our Chief Executive Officer may approve unsecured loans up to $250,000. The Senior Vice President – Lending Manager also may approve secured consumer loans and residential mortgage and construction and development loans (excluding commercial loans) up to $500,000; the lending authority for the Chief Executive Officer includes limits for commercial loans. Our Chief Executive Officer may approve unsecured loans up to $500,000 and secured loans up to $1.0 million.  Loans over the Chief Executive Officer’s authority of $1.0 million or loans otherwise outside our general underwriting guidelines must be approved by the Board of Directors or a committee thereof.

At December 31, 2008, the maximum amount under federal law that we could lend to any one borrower and the borrower’s related entities was approximately $3.9 million.  Our five largest lending relationships are with commercial borrowers and totaled $12,213,224 in the aggregate, or 4.62% of our $264,503,965 loan portfolio, at December 31, 2008. The largest relationship consists of $2.7 million in loans to a commercial real estate business, which is collateralized by several parcels on the Washington state peninsula. The next four largest lending relationships at December 31, 2008, were $2.5 million to an individual collateralized with three parcels of commercial property and the accounts receivable, equipment and a UCC-1 filing from his business; $2.4 million to a land development company and the leased commercial real estate on the land, in addition to a manufactured home park secured with the underlying real estate; $2.4 million to an equipment leasing company, which is secured by receivables; and $2.3 million to a business for the purchase of an apartment building,. All of these loans were current as of December 31, 2008.  At December 31, 2008, we had no other lending relationships that exceeded $2.1 million.

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

A portion of the one- to four-family loans we originate are funded by us and retained in our portfolio and others are originated and sold into the secondary market, with servicing retained for continued customer contact and service.  This mortgage banking element of our residential lending business allows us to originate more loans with the same funds by reinvesting sales proceeds in more residential mortgage loans.  The sale of mortgage loans enhances our interest rate risk, provides a stream of securing income that improves earnings, enhances our liquidity and enables us to originate more loans at our current capital level than if we held them in portfolio. We currently sell a portion of our residential mortgage loan originations, including conforming fixed-rate loans, on a servicing retained basis.  See “- Loan Originations, Purchases, Sales, Repayments and Servicing.”  At December 31, 2008, one- to four-family residential mortgage loans (including loans held for sale) totaled $90.9 million, or 34.3%, of our gross loan portfolio, of which $72.4 million were fixed-rate loans and $18.4 million were adjustable rate loans.

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

We currently originate one- to four-family mortgage loans on a fixed-rate basis and, to a lesser extent, an adjustable-rate basis (ARM), as customer demand dictates.  Our pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with our asset/liability management objectives.  During the year ended December 31, 2008, we originated $54.0 million of one- to four-family fixed-rate mortgage loans and $3.7 million of one- to four-family ARM loans.

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

Most of our loans are written using generally accepted underwriting guidelines, and are readily saleable to Freddie Mac, Fannie Mae, or other private investors.  Our real estate loans generally contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property.  The average size of our one- to four-family residential loans was approximately $169,000 at December 31, 2008.

Home Equity Lending.  Our home equity loans, consisting of fixed-rate loans and variable-rate lines of credit, have been increasing in amount consistently over the past several years.  At December 31, 2008, home equity lines of credit totaled $38.9 million and home equity loans totaled $15.6 million, or 20.6% of our gross loan portfolio. The lines of credit may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan (less any prior mortgage loans).  Home equity lines of credit are originated for up to $400,000 with an adjustable rate of interest, based on the one-year Treasury bill rate plus a margin.  Home equity lines of credit generally have up to a ten-year draw period and amounts may be reborrowed after payment at any time during the draw period.  Once the draw period has lapsed, the payment is amortized over a 15-year period based on the loan balance at that time.  We charge a $50 annual fee on each outstanding home equity line of credit and require monthly interest-only payments on the entire drawn amount.  At December 31, 2008, unfunded commitments on these lines of credit totaled $22.9 million.

Our fixed-rate home equity loans are originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the appraised value of the subject property for home equity loans.  These loans may have terms for up to 20 years and are fully amortizing.

    Commercial Real Estate Lending.  We offer a variety of commercial real estate loans.  Most of these loans are secured by commercial income producing properties, including retail centers, warehouses and office buildings located in our market areas.  We have a limited amount of loans secured by multi-family residences, which we include in our commercial real estate portfolio.  At December 31, 2008, commercial real estate loans totaled $48.7 million, or 18.4%, of our gross loan portfolio.

Our loans secured by commercial real estate are generally originated with a variable interest rate, fixed for a five-year term and a 20 to 25 year amortization period.  At the end of the initial five-year term, there is a balloon payment or the loan reprices based on an independent index plus a margin of 1% to 2% for another five years.  Loan-to-value ratios on our commercial real estate loans typically do not exceed 80% of the lower of cost or appraised value of the property securing the loan.

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

We generally maintain insurance or tax escrows for loans secured by commercial real estate.  In order to monitor the adequacy of cash flows on income-producing properties, the borrower is required to provide annual financial information.

Loans secured by commercial real estate properties generally involve a greater degree of credit risk than one- to four-family residential mortgage loans.  These loans typically involve large balances to single borrowers or groups of related borrowers.  Because payments on loans secured by commercial and multi-family real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy.  If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired.  Our largest commercial real estate loan at December 31, 2008, totaled $2.3 million and is secured by an apartment building that is being converted to condominiums. At December 31, 2008, this loan was performing in accordance with the terms of the notes.

Construction or Development Lending.  We originate construction loans secured by single-family residences and commercial real estate.  We also originate loans secured by tracts of land for development.  At December 31, 2008, our construction and development loans totaled $12.2 million, or 4.6%, of our gross loan portfolio.

 Construction loans to individuals and contractors for the construction and acquisition of personal residences totaled $6.6 million, or 54.2%, of our construction and development portfolio.  At December 31, 2008, the unadvanced portion of these construction loans totaled $1.8 million.

Our construction loans generally provide for the payment of interest only during the construction phase, which is typically up to 9 months.  At the end of the construction phase, the construction loan generally either converts to a longer term mortgage loan or is paid off through a permanent loan from another lender.  Construction loans are made up to the lesser of a maximum loan-to-value ratio of 100% of cost or 80% of appraised value at completion.  At December 31, 2008, our largest residential construction mortgage loan commitment was for $792,000; $602,000 of which had been disbursed. This loan was performing according to its terms.  The average outstanding residential construction loan balance was approximately $216,000 at December 31, 2008.

Before making a commitment to fund a residential construction loan, we require an appraisal of the subject property by an independent licensed appraiser.  Loan proceeds are disbursed after inspection based on the percentage of completion method. We also independently review and inspect each project before disbursement of funds during the term of the construction loan.

We make development loans to builders or residential lot developers.  These loans involve a higher degree of credit risk similar to commercial construction loans.  At December 31, 2008, we had a total of $3.4 million in development loans to builders and residential lot developers, with our largest development loan being a $1 million loan. These land loans also involve additional risks because the loan amount is made based on the projected value of the lots after construction.  We make these loans for up to 75% of the estimated value for up to two years.  These loans are required to be paid on an accelerated basis as the lots are sold, so that we are repaid before all the lots are sold.

We have done a limited amount of commercial real estate construction loans for small retail properties.  These loans are underwritten with terms similar to our permanent commercial real estate loans with special construction financing for up to 12 months under terms similar to our residential construction loans.  We had no construction loans secured by commercial real estate at December 31, 2008.

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

We originate new and used manufactured home loans.  The yields on these loans are higher than that on our other residential lending products and the portfolio has performed reasonably well with an acceptable level of risk and loss in exchange for the higher yield.  Our weighted average yield on manufactured home loans at December 31, 2008 was 8.71%, compared to 5.85% for one- to four-family residential mortgages, including loans held for sale. At December 31, 2008, these loans totaled $22.7 million, or 55.9% of our consumer loans and 8.6% of total loan portfolio. These loans are generally made for up to 90% of the lesser of the appraised value or purchase price up to $200,000, and with terms typically up to 20 years.  We generally charge a 1% fee at origination.  All our manufactured home loans are made on a direct basis.  We underwrite these loans based on our review of creditworthiness of the borrower, including credit scores, and the value of the collateral, for which we perfect a security interest under Washington law.

Manufactured home loans are higher risk than loans secured by residential real property, though this risk is reduced if the owner also owns the land on which the home is located.  A small portion of our manufactured home loans involve properties on which we also have financed the land for the owner.  The primary additional risk in manufactured home loans is the difficulty in obtaining adequate value for the collateral due to the cost and limited ability to move the collateral.  Several manufactured housing parks in the Puget Sound area are closing, though government requirements have slowed down the process.  As a result, in addition to the cost of moving a manufactured home, it is difficult to find a new location.  This can result in increased defaults and lower recovery on repossession.  These loans tend to be made to retired individuals and first-time homebuyers.  First-time homebuyers of manufactured homes tend to be a higher credit risk than first-time homebuyers of single family residences, due to more limited financial resources.  As a result, these loans have a higher probability of default, higher delinquency rates and greater servicing and collateral recovery costs than single family residential loans and other types of consumer loans.  We maintain a reserve to address this additional risk.  We attempt to workout delinquent loans with the borrower and, if that is not successful, any repossessed manufactured homes are repossessed and sold.  At December 31, 2008, $52,000 or 0.23% of our manufactured home loans were non-performing.

We make loans on new and used automobiles.  Our automobile loan portfolio totaled $10.1 million at December 31, 2008, or 24.8% of our consumer loan portfolio and 3.8% of our gross loan portfolio. Automobile loans may be written for a term of up to seven years for new cars and six years for used cars and have fixed rates of interest.  Loan-to-value ratios are up to 100% of the lesser of the purchase price or the National Automobile Dealers Association value for auto loans, though the total loan-to-value may be 110% of the book value with the difference applied to tax, licenses, title and mechanical breakdown and gap insurance.  We follow our internal underwriting guidelines in evaluating automobile loans, including credit scoring.

Our consumer loans also include loans secured by new and used boats, motorcycles and recreational vehicles, loans secured by deposits and unsecured consumer loans, all of which, at December 31, 2008, totaled $7.9 million, or 3.0% of our gross loan portfolio. Loans secured by boats, motorcycles and recreational vehicles typically have terms from five to 15 years, depending on the collateral, and loan-to-value ratios up to 90%.  They are made with fixed rates.  Our unsecured consumer loans have either a fixed rate of interest generally for a maximum term of 48 months, or are revolving lines of credit of generally up to $50,000.  At December 31, 2008, unfunded commitments on our unsecured lines of credit totaled $2.9 million.

Until June 2006, we engaged in unsecured consumer lending in the form of a VISA credit card portfolio.  This portfolio offered a higher yield than many of our other loan products; however, it also involved higher credit risk and servicing costs than these other products.  In early 2006, we evaluated the benefits and costs of offering credit cards in this fashion and decided to offer the service to our existing and potential new customers through a third party provider.  Beginning in July 2006, our customers obtained VISA credit cards with the Sound Community Bank brand through an unaffiliated commercial bank.  That bank also incurs the operating expenses and the credit risk for the credit card indebtedness of our customers.  In connection with this shift to a third party provider, we sold our existing $11.6 million credit card portfolio on June 30, 2006 to that unaffiliated bank for a pre-tax gain of $2.3 million.  We continue to earn a percentage of interchange fees and commissions on new accounts.  In addition, the third party provider continues providing us with 1% of the purchase transactions on our co-branded credit card accounts, which we in turn donate to The Sequim Foundation and People for Puget Sound (two local charities).

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

Commercial Business Lending.  At December 31, 2008, commercial business loans totaled $17.7 million, or 6.7%, of our gross loan portfolio. Our commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance commercial vehicles and equipment.  Approximately $2.9 million of our commercial business loans are unsecured.  Our commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower.  Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis.  We generally require personal guarantees on both our secured and unsecured commercial business loans.  Nonetheless, commercial business loans are believed to carry higher credit risk than residential mortgage loans.

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

Interest rates on commercial business loans are usually adjustable and are based on the prime rate as reported in the West Coast edition of the Wall Street Journal plus 1% to 2%.  In addition, we typically charge loan fees of 1% to 2% of the principal amount at origination, depending on the credit quality and account relationships of the borrower.  Some of our commercial business loans are lines of credit with terms of 12 months and interest-only monthly payments during the term.  The remainder are term loans of three to seven years.

Substantially all of our commercial business loans have been to borrowers in our market area.  We intend to continue our commercial business lending in this geographic area.

Loan Originations, Purchases, Sales, Repayments and Servicing

We originate both fixed-rate and adjustable-rate loans.  Our ability to originate loans, however, is dependent upon customer demand for loans in our market areas.  Over the past few years, we have continued to originate residential and consumer loans, and increased our emphasis on commercial real estate, construction and development, and commercial business lending, though our ability to make commercial real estate and business loans was limited under the OTS supervisory directive until it was terminated in August 2007.  Demand is affected by competition and the interest rate environment.  During the past few years, we, like many other financial institutions, have experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States.  In periods of economic uncertainty, the ability of financial institutions, including us, to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income.  In 2008, we purchased approximately $10 million of seasoned non-residential real estate loans.  We have not engaged in any loan participations recently, but we may do so in the future.

In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services.

We also sell whole residential real estate loans without recourse to Fannie Mae, subject to a provision for repurchase upon breach of representation, warranty or covenant.  These loans are fixed-rate mortgages, which primarily are sold to improve our interest rate risk.  These loans are generally sold for cash in amounts equal to the unpaid principal amount of the loans determined using present value yields to the buyer.  These sales allow for a servicing fee on loans when the servicing is retained by us.  Most residential real estate loans sold by us are sold with servicing retained.  We earned mortgage servicing income of $334,000, $315,000 and $310,000, respectively, for the years ended December 31, 2008, 2007 and 2006. At December 31, 2008, we were servicing a $141.5 million portfolio of residential mortgage loans for Fannie Mae.  Those servicing rights constituted a $920,000 asset on our books on that date, which is amortized in proportion to and over the period of the net servicing income. These mortgage servicing rights are periodically evaluated for impairment based on their fair value, which takes into account the rates and potential prepayments of those sold loans being serviced.  The fair value of our mortgage servicing rights at December 31, 2008 was $863,000. See Note 5 to the Consolidated Financial Statements.

Sales of whole real estate loans and participations in real estate loans can be beneficial to us since these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending and other investments, and increase liquidity.  We sold $31.6 million, $25.6 million and $24.9 million of these loans during the years ended December 31, 2008, 2007 and 2006, respectively.

Gains, losses and transfer fees on sales of residential real estate loans and participations are recognized at the time of the sale.  Our net gain (loss) on sales of residential loans for all of 2008, 2007 and 2006 were $(16,000) $11,000 and ($10,000), respectively.

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

The following table shows our loan origination, sale and repayment activities for the periods indicated.  Approximately $9.8 million in loans were purchased for the year ended December 31, 2008. There were no loans purchased for the years ended December 31, 2007 and 2006.

	For the year ended December 31,
	2008	2007	2006
	(In thousands)
Originations by type:
Fixed-rate:
One- to four-family real estate	$54,024	$30,601	$38,712
Home equity	4,035	5,768	13,593
Commercial real estate	13,072	10,391	1,035
Construction and development	2,574	2,531	6,747
Consumer	7,579	12,012	19,191
Commercial business	5,212	3,404	1,669
Total fixed-rate	86,496	64,707	80,947
Adjustable rate:
One- to four-family real estate(1)	3,658	9,221	6,982
Home equity	13,547	11,300	7,879
Commercial real estate	18,140	5,081	325
Construction and development	1,128	1,919	1,748
Consumer	151	389	191
Commercial business	1,515	2,793	769
Total adjustable-rate	38,139	30,704	17,894
Total loans originated	124,635	95,411	98,841
Purchases by type:
Commercial real estate	9,731	---	---
Sales and Repayments:
One- to four-family real estate	31,552	25,644	26,221
Consumer	---	---	11,602
Total loans sold	31,552	25,644	37,823
Total principal repayments	59,093	55,728	46,106
Total reductions	90,645	81,373	83,929
Net increase (decrease)	$43,721	$14,038	$14,912
__________________________
(1)	These loans include $1.9 million, $3.4 million and $2.8 million, respectively, of adjustable rate mortgage loan originations to employees at December 31, 2008, 2007 and 2006.

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

Delinquent consumer loans, as well as delinquent home equity loans and lines of credit, are handled in a similar manner to residential real estate loans, except that appropriate action may be taken to collect any loan payment that is delinquent for more than 15 days.  Once the loan is 90 days past due, it is classified as nonaccrual.  Generally, credits are charged-off at 120 days past due, unless the Collections Department provides support for continuing its collection efforts.  Our procedures for repossession and sale of consumer collateral are subject to various requirements under the applicable consumer protection laws as well as other applicable laws and the determination by us that it would be beneficial from a cost basis.

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

Delinquent Loans.  The following table sets forth our loan delinquencies by type, by amount and by percentage of type at December 31, 2008.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in Thousands)
One- to four-family real estate	10	$534	0.59%	2	$258	0.28%	12	$792	0.87%
Home Equity	2	108	0.20	6	340	0.62	8	448	0.82
Commercial Real Estate	1	187	0.38	2	471	0.97	3	658	1.47
Construction and Development	1	142	1.16	2	59	0.48	3	201	1.16
Consumer	13	35	0.09	2	64	0.16	15	99	0.24
Commercial Business	2	149	0.84	1	60	0.34	3	209	1.18

Total	29	$1,155	0.44%	15	$1,252	0.47%	44	$2,407	0.91%

The amount and number of delinquent loans increased as of December 31, 2008 (44 loans totaling $2.4 million) compared to December 31, 2007 (37 loans totaling $1.5 million). At the end of 2007, delinquencies consisted of one-to-four family mortgages, commercial real estate and consumer loans. At the end of 2008, we had these three types of delinquent loans, but we also had a lower amount of consumer delinquencies due to a higher emphasis on early collection efforts by the loan officer who originated the loan.  In addition, delinquent loans included home equity, construction and development and commercial business loans.  Delinquencies in these categories reflect the declining economic conditions in our market during 2008.

Non-performing Assets.  The table below sets forth the amounts and categories of non-performing assets in our loan portfolio.  Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful or when the loan is more than 90 days past due.  Troubled debt restructurings, which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates, as of December 31, 2008 were $454,000 and consisted of one boat loan, one land loan and one single family mortgage loan.  Foreclosed assets include assets acquired in settlement of loans, including two foreclosed properties totaling $1.3 million, repossessed inventory from a commercial business loan and a combination of repossessed automobile and manufactured home loans.  The largest foreclosed property has a book value of $1 million as of December 31, 2008. We do not expect to experience a material loss on any of the foreclosed assets in our possession.

	December 31,
	2008	2007	2006	2005		2004
		(Dollars in thousands)
Non-accruing loans:
One- to four-family	$258	$256	$132	$	---	$--
Home equity	340	---	---		20	---
Commercial Real Estate	471	---	---		---	---
Construction or Development	59	---	---		---	---
Consumer	64	162	160		109	42
Commercial Business	60	---	---		---	---
Total	1,252	418	292		129	42

Accruing loans delinquent more than 90 days:
One- to four-family	---	---	---		129	---
Home equity	---	---	---		---	---
Consumer	---	---	---		191	10
Commercial business	---	---	---		---	---
Total	---	---	---		320	10

Foreclosed assets:
One- to four-family	1,250	817	---		---	---
Commercial business	190	---	---		---	---
Consumer	284	35	106		---	---
Total	1,724	852	106		---	---

Total non-performing assets	$2,976	$1,270	$398		$449	$52
Total as a percentage of total assets	1.01%	0.54%	0.18%		0.22%	0.03%

For the year ended December 31, 2008, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $56,000, which was included in interest income for the year ended December 31, 2008.

Other Loans of Concern.  In addition to the non-performing assets set forth in the table above, as of December 31, 2008, there were 76 loans totaling $4.6 million with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.  The increase in loans of concern from $748,000 as of December 31, 2007 reflects the declining economic conditions in 2008. These loans have been considered in management’s determination of our allowance for loan losses.  The largest loan relationship of concern at December 31, 2008, totaled $482,000 to an individual borrower for a loan secured by their primary residence.

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

When we classify problem assets as either substandard or doubtful, we may establish specific allowance for loan losses in an amount deemed prudent by management.  Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the OTS and the FDIC, which may order the establishment of additional general or specific loss allowances.

We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of management’s review of our assets, at December 31, 2008, we had classified $8.3 million of our assets as substandard, which represented a variety of outstanding loans, foreclosed real estate and other repossessed assets. At that date, we had no assets classified as doubtful, and there were no assets classified as loss.  This total amount of classified assets represented 31.7% of our equity capital and 2.57% of our assets at December 31, 2008.  Classified assets totaled $852,000, or 5.3% of our equity capital and 0.4% of our assets at December 31, 2007.  Improvements in our credit administration procedures during 2008 allowed us to identify the classification of a number of commercial loans earlier in the process during 2008, which contributed to the increase in classified assets from 2007 to 2008.  In addition to our increased focus on credit administration, deteriorating economic conditions in the markets where were do business also contributed to the increase in classified assets.

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

At December 31, 2008, our allowance for loan losses was $1.3 million, or 0.50%, of our total loan portfolio.  Our allowance in 2008 was higher than in 2007 and 2006, because of higher net charge-offs and recoveries, an increase to the overall portfolio and a significant decline in the economic environment.  In addition, the mix of our portfolio now includes more real estate secured loans, which provides us with stronger collateral and results in a reduction in our overall portfolio risk.

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

The following table sets forth an analysis of our allowance for loan losses.

	December 31,
	2008	2007	2006	2005	2004
		(Dollars in thousands)
Balance at beginning of period	$828	$822	$1,321	$1,033	$826
Charge-offs:
One-to four-family	114	-	-	-	-
Home equity	62	-	-	-	-
Commercial real estate	37	-	-	-	-
Commercial business	71	-	-	-	-
Consumer	507	483	1,013	752	741
Recoveries:
One-to four-family	2	-	-	-	-
Commercial business	15	-	-	-	-
Consumer	142	239	233	94	91
Net charge-offs	632	244	780	658	650
Additions charged to operations	1,110	250	281	946	857
Balance at end of period	$1,306	$828	$822	$1,321	$1,033

Net charge-offs during the period as a percentage of average loans outstanding during the period	0.26%	0.11%	0.40%	0.37%	0.45%

Net charge-offs during the period as a percentage of average non- performing assets	144.46%	33.46%	184.42%	262.67%	427.63%

Allowance as a percentage of Non-performing loans	104.31%	198.22%	281.51%	294.21%	1,986.54%

Allowance as a percentage of total loans (end of period)	0.50%	0.37%	0.40%	0.69%	0.65%

The increase in net charge-offs as a percentage of average non-performing assets is due to higher net charge-offs during the period specifically related to one-to four-family loans, home equity loans and commercial real estate and business loans.  These increases were due to deteriorating market conditions, specifically related to the housing market in the Puget Sound area and Clallam County, Washington.

The decline in our allowance for loan losses as a percentage of non-performing loans is a result of the increase in non-performing loans during the period.  The allowance for loan losses as a percentage of total loans increased to 0.50% as of December 31, 2008 compared to 0.37% as of December 31, 2007.

During June 2007, we sold our credit card portfolio.  The credit card portfolio, and charge-offs and the inherent risks associated with that portfolio, were the primary reasons for the level of provisions taken during the years December 31, 2004 through 2006.  Net charge-offs for the credit card portfolio totaled $509,000 in 2006, $495,000 in 2005 and $508,000 in 2004.

The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:

	2008		2007		2006		2005		2004
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Allocated at end of period to:
One- to four-family	$321	34.33%	$145	38.37%	$100	41.60%	$90	39.84%	$85	42.55%
Home equity	240	20.61	100	20.53	40	18.99	35	14.86	30	15.01
Commercial real estate	153	18.41	170	11.32	170	8.46	165	8.10	100	9.47
Construction or development	55	4.62	25	3.90	30	4.57	20	4.05	20	3.25
Consumer(1)	379	15.36	298	20.99	407	22.71	931	27.84	748	26.84
Commercial business	158	6.67	90	4.89	75	3.67	80	5.82	50	2.89
Total	$1,306	100.00%	$828	100.00%	$822	100.00%	$1,321	100.00%	$1,033	100.00%

___________________________________

(1)
Because of the sale of our credit card portfolio in June 2007, no portion of our allowance at December 31, 2008, 2007 or 2006 was allocated to credit card lending.  The allowance for loan losses attributable to our credit card portfolio at December 31, 2005 and 2004 was $600,000 and $518,000 respectively.

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

As a member of the Federal Home Loan Bank of Seattle, we had $2.4 million in stock of the Federal Home Loan Bank of Seattle at December 31, 2008. For the year ended December 31, 2008, we received $13,000 in dividends from the Federal Home Loan Bank of Seattle.

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated.  At December 31, 2008, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	December 31,
	2008		2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale, at fair value:
Federal agency mortgage-backed	$2,007	$2,029	$68	$71	$165	$170	$242	$222
Non-agency mortgage-backed (1)	8,124	6,901	---	---	---	---	---	---
Total available for sale	10,131	8,930	68	71	165	170	242	222

Federal Home Loan Bank stock	2,444	2,444	1,320	1,320	1,320	1,320	1,320	1,320

Total securities	$12,575	$11,374	$1,388	$1,391	$1,485	$1,490	$1,562	$1,542
_________________
 (1) The non-agency mortgage backed securities have an unrealized loss of $1.2 million as of December 31, 2008.  These securities were purchased at a discount between February and May 2008.  Each of these securities has performed and paid principal and interest each month as contractually committed.

The composition and maturities of our investment securities portfolio at December 31, 2008, excluding Federal Home Loan Bank stock, are indicated in the following table.

	1 year or less		Over 1 year		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
December 31, 2008
Securities available for sale, at fair value:
Federal agency mortgage-backedmor	---	---	$2,007	4.11%	$2,007	4.11%	$2,028
Non-Agency mortgage-backed	---	---	$8,124	7.14%	$8,124	7.14%	$6,901
Total	---	---	$10,131	6.59%	$10,131	6.59%	$8,929

December 31, 2007
Securities available for sale, at fair value:
Federal agency mortgage-backed	---	---	$68	8.00%	$68	8.00%	$71

Sources of Funds

General.  Our sources of funds are primarily deposits, borrowings, payments of principal and interest on loans and funds provided from operations.

Deposits.  We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms.  Our deposits consist of savings accounts, money market deposit accounts, demand accounts and certificates of deposit.  We solicit deposits primarily in our market areas; however, at December 31, 2008, approximately 5.4% of our deposits were from persons outside the State of Washington. As of December 31, 2008, core deposits, which we define as our non-certificate or non-time deposit accounts, represented approximately 44% of total deposits, compared to 47% as of December 31 2007.  We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposit and we expect to continue these practices in the future.

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

The following table sets forth our deposit flows during the periods indicated.

	For the year ended December 31,
	2008	2007	2006
	(Dollars in thousand)
Opening balance	$202,791	$180,968	$168,173
Net deposits (withdrawals)	11,329	15,245	7,354
Interest credited	6,440	6,578	5,441

Ending balance	$222,560	$202,791	$180,968

Net increase	$19,769	$21,823	$12,795

Percent increase	9.75%	12.06%	7.61%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by Sound Community Bank at the dates indicated.

	December 31,
	2008		2007		2006
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
		(Dollars in thousand)
Transactions and Savings Deposits:
Interest-bearing demand	$20,637	9.30%	$31,999	15.78%	$12,711	7.02%
Non interest-bearing checking	12,589	5.67	13,290	6.55	17,251	9.53
Statement savings	13,109	5.64	11,696	5.77	12,510	6.91
Money market	51,744	23.31	39,754	19.60	53,270	29.44

Total non-certificates	98,079	43.92	96,739	47.70	95,742	52.91

Certificates:
1.00 - 3.99%	40,969	18.46	6,339	3.13	16,519	9.13
4.00 - 5.99%	83,507	37.62	99,708	49.17	68,549	37.87
6.00 - 7.99%	5	0.00	5	0.00	155	0.09
8.00% and over	---	---	---	---	3	0.00

Total certificates	124,481	56.08	106,052	52.30	85,226	47.08

Total deposits	$222,560	100.00%	$202,791	100.00%	$180,968	100.00%

Recent increases in certificate accounts reflect recent decreases in general market rates, which have made our customers more willing to commit their funds for a specified time, as well as the increase in FDIC insurance limits.  Money market accounts also have increased and interest bearing demand deposits have decreased as a result of changes to our pricing for those accounts. Our plans for 2009 are to attract money market savings and demand or checking accounts.  We require our commercial loan customers to maintain a checking or savings account with us.  As our commercial lending business increases, we anticipate increases in transaction and savings deposits from our commercial customers.  We have been approved as a public funds depository and as of December 31, 2008, we have approximately $12.8 million in public funds.

The following table shows rate and maturity information for the Bank’s certificates of deposit at December 31, 2008.

	1.00- 3.99%	4.00- 5.99%	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:
March 31, 2009	$7,947	$8,073	$16,020	12.87%
June 30, 2009	8,438	5,387	13,825	11.11
September 30, 2009	2,322	17,008	19,330	15.53
December 31, 2009	17,846	23,124	40,970	32.91
March 31, 2010	1,209	5,008	6,217	4.99
June 30, 2010	1,107	1,294	2,401	1.93
September 30, 2010	96	1,103	1,199	0.96
December 31, 2010	1,304	12,370	13,674	10.98
March 31, 2011	120	4,368	4,488	3.61
June 30, 2011	272	88	360	0.29
September 30, 2011	143	19	162	0.13
December 31, 2011	1	184	185	0.15
Thereafter	164	5,486	5,650	4.54

Total	$40,969	$83,512	$124,481	100.00%

Percent of total	32.9%	67.1%	100.00%

The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2008.

	Maturity
	3 months or less	Over 3 to 6 months	Over 6 to 12 months	Over 12 months	Total
		(In thousands)

Certificates of deposit less than $100,000	$5,659	$6,644	$28,322	$17,646	$58,271
Certificates of deposit of $100,000 or more	10,361	7,181	31,978	16,690	66,210

Total certificates of deposit	$16,020	$13,825	$60,300	$34,336	$124,481

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

We are a member of and obtain advances from the Federal Home Loan Bank of Seattle, which is part of the Federal Home Loan Bank System.  The twelve regional Federal Home Loan Bank’s provide a central credit facility for their member institutions.  These advances are provided upon the security of certain of our mortgage loans and mortgage-backed securities.  These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features, and all long-term advances are required to provide funds for residential home financing.  The Bank has entered into a loan agreement with the Federal Home Loan Bank of Seattle pursuant to which it may borrow up to approximately 20% of its assets, secured by a blanket pledge on a portion of our residential mortgage portfolio.  At December 31, 2008, we had $42.2 million in Federal Home Loan Bank advances outstanding, which had maturities between zero and three years, and had the ability to borrow an additional $30.6 million.  At the same date, we had $94.7 million in residential mortgages, commercial real estate and mortgage-backed securities available to serve as collateral for additional advances.  We plan to rely in part on long-term Federal Home Loan Bank advances to fund asset and loan growth.  We also use short-term advances to meet short term liquidity needs. We are required to own stock in the Federal Home Loan Bank of Seattle based on the amount of our advances.  At December 31, 2008, we had $2.4 million of FHLB Stock.

The Bank is authorized to borrow from the Federal Reserve Bank of San Francisco’s “discount window” after it has exhausted other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings.  We have never borrowed from the Federal Reserve Bank.

The following table sets forth the maximum month-end balance and average balance of borrowings for the periods indicated.

	For the year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Maximum balance:
Federal Home Loan Bank advances	$56,119	$34,519	$24,485

Average balances:
Federal Home Loan Bank advances	$38,474	$26,511	$19,824

Weighted average interest rate:
Federal Home Loan Bank advances	3.31%	5.08%	4.77%

The following table sets forth certain information about our borrowings at the dates indicated.

	December 31,
	2008	2007	2006
	(Dollars in thousands)
Federal Home Loan Bank advances	$42,219	$15,869	$22,029

Weighted average interest rate of:
Federal Home Loan Bank advances	2.73%	4.63%	4.84%

Subsidiary and Other Activities

As a federally chartered savings bank, we are permitted by OTS regulations to invest up to 2% of our assets, or $5.9 million at December 31, 2008, in the stock of, or unsecured loans to, service corporation subsidiaries.  We may invest an additional 1% of our assets in service corporations where such additional funds are used for inner-city or community development purposes.  The Bank has one inactive subsidiary, which was formed when we were a credit union to enable us to originate mortgages for nonmembers.  Our capital investment in the inactive subsidiary as of December 31, 2008 was $2,000.

Competition

We face strong competition in attracting deposits.  Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions, life insurance companies and mortgage brokers.  Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending.  Commercial business competition is primarily from local commercial banks, but other savings banks and credit unions also compete for this business.  We compete by consistently delivering high-quality, personal service to our customers which results in a high level of customer satisfaction.

Our market area has a high concentration of financial institutions, many of which are branches of large money center and regional banks that have resulted from the consolidation of the banking industry in Washington and other western states.  These include such large national lenders as U.S Bank, JP Morgan Chase, Wells Fargo, Bank of America, Citigroup and others in our market area that have greater resources than we do and offer services that we do not provide.  For example, we do not offer trust services or non-FDIC insured investments.  Customers who seek “one-stop shopping” may be drawn to institutions that offer services that we do not.

We attract our deposits through our branch office system.  Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments.  We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates.  Based on the most recent data provided by the FDIC, there are approximately 75 other commercial banks and savings institutions operating in the Seattle-Tacoma-Bellevue, Washington Metropolitan Statistical Area and 13 other commercial banks and savings institutions in Clallam County.  Based on the most recent branch deposit data provided by the FDIC, the Bank’s share of deposits in the Seattle-Tacoma-Bellevue, Washington Metropolitan Statistical Area was approximately 0.2%.  The five largest financial institutions in that area have 69.1% of those deposits.  In addition, our share of deposits in Clallam County was 5.3%, with the five largest institutions in that county having 67.1% of the deposits.

Employees

At December 31, 2008, we had a total of 66 full-time employees and 15 part-time employees.  Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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

The OTS has extensive enforcement authority over all savings associations and their holding companies, including the Company, the Bank and the MHC.  This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS.  Except under certain circumstances, public disclosure of formal enforcement actions by the OTS is required by law.  The OTS issued a supervisory directive to Sound Community Bank in November 2005, which addressed the level of investment in commercial loans, asset classification and loan review and improving earnings and capital levels.  Under that directive, as amended, Sound Community Bank’s total investment in commercial loans was limited to 15% of assets, of which at least initially 12% and later 10% had to be secured by commercial real estate.  Sound Community Bank also was required to reach earnings and capital levels in their business plan and enhance their loan review and classification process.  The directive was terminated in August 2007.

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

The Congress, Treasury Department and the federal banking regulators, including the FDIC, have taken broad action since early September to address volatility in the U.S. banking system.

The Emergency Economic Stabilization Act of 2008 (“EESA”) authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (”TARP”).  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”).  Under the CPP, Treasury will purchase debt or equity securities from participating institutions.  The TARP also will include direct purchases or guarantees of troubled asset of financial institutions.  Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.

EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000.  This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

Following a systemic risk determination, the FDIC established its Temporary Liquidity Guarantee Program (TGLP) in October, 2008. Under the interim rule for the TGLP, there are two parts to the program; the Debit Guarantee Program (DGP) and Transaction Account Guarantee Program (TAGP). Eligible entities continue to participate unless they opted out on or before December 5, 2008.

For the DGP, eligible entities are generally US bank holding companies, saving and loan holding companies, and FDIC-insured institutions.  Under the DGP, the FDIC guarantees new senior unsecured debit of an eligible entity issued not later than June 30, 2009, and, if and application is approved, guarantees certain mandatory convertible debt.  The Bank opted out of the DGP.

For the TAGP eligible entities are FDIC-insured institutions. Under the TAGP, the FDIC provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts), NOW accounts bearing interest at 0.5% or less, and certain funds swept into noninterest-bearing savings accounts.  NOW accounts and money market deposit accounts are not covered.  Participating institutions pay fees of 10 basis points (annualized) on the balance of each covered account in excess of $250,000 during the period through December 31, 2009.  The Bank participates in the TAGP. As of December 31, 2008, the Bank had $481,000 in balances over $250,000 in such accounts.

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

As a federal savings bank, the Bank is required to meet a qualified thrift lender test.  This test requires the Bank to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, we may maintain 60% of our assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code.  Under either test, we are required to maintain a significant portion of our assets in residential-housing-related loans and investments.  Any institution that fails to meet the qualified thrift lender test becomes subject to certain restrictions on its operations and must convert to a national bank charter, unless it re-qualifies as, and thereafter remains, a qualified thrift lender.  If such an institution has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank.  As of December 31, 2008, the Bank met this requirement with a qualified thrift lender percentage of 68.35%.

Our relationship with our depositors and borrowers is regulated to a great extent by federal laws and regulations, especially in such matters as the ownership of accounts and the form and content of our mortgage requirements.  In addition, the branching authority of the Bank is regulated by the OTS.  The Bank is generally authorized to branch nationwide.

The Bank is subject to a statutory lending limit for aggregate loans to one person or a group of persons combined because of certain common interests.  That limit is equal to 15% of our unimpaired capital and surplus, except for loans fully secured by readily marketable collateral, in which case that limit is increased to 25%.  At December 31, 2008, the Bank’s lending limit under this restriction was $3.9 million. We have no loans or lending relationships in excess of our lending limit.

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

FDIC Regulation and Insurance of Accounts.  The Bank’s deposits are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  Our deposit insurance premiums for the year ended December 31, 2008 were $147,000.  Those premiums will increase in 2009 due to recent strains on the FDIC deposit insurance fund due to the cost of large bank failures and increase in the number of troubled banks.

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

In February 2009, the FDIC issued new deposit premium regulations proving for increases or premiums, higher premiums for institutions with secured debt (including FHLB advances and brokered deposits) and a special assessment in the second quarter of 2009 to replenish the fund.  Under these new deposit insurance premium regulations, the FDIC assesses deposit insurance premiums on all FDIC-insured institutions quarterly based on annualized rates for four risk categories.  Each institution is assigned to one of four risk categories based on capital, supervisory ratings and other factors.  Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I.  Risk Categories II, III and IV present progressively greater risks to the DIF.  Under FDIC’s risk-adjustments range from 12 to 16 basis points for Risk Category I, and are 22 basis points for Initial base assessment rates are subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rate after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 34 basis points Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV. The rule also includes authority for the FDIC to increase or decrease total base assessment rates in the future by as much as three basis points without a formal rulemaking proceeding.

In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, the FDIC has adopted a rule imposing on every insured institution a special assessment equal to 20 basis points of its assessment base as of June 30, 2009 to be collected on September 30, 2009. The FDIC has indicated that if, its borrowing authority from the United States Treasury is increased, it would reduce the special assessment to 10 basis points. There is legislation pending to increase that borrowing authority from $30 billion to $100 billion (and up to $500 billion under special circumstances).

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

The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation.  At December 31, 2008, the Bank had tangible capital of $24.4 million or 8.29% of adjusted total assets. The capital standards require core or Tier 1 capital equal to at least 3.0% of adjusted total assets for the strongest institutions with the highest examination rating and 4.0% of adjusted total assets for all other institutions, unless the OTS requires a higher level based on the particular circumstances or risk profile of the institution.  Core capital generally consists of tangible capital, plus certain intangibles.  Our required core capital level is 4%.  At December 31, 2008, the Bank had core capital equal to $24.4 million or 8.29% of adjusted total assets. The OTS also requires the Bank to have total capital of at least 8.0% of risk-weighted assets.  Total capital consists of core or Tier 1 capital, as defined above, and Tier 2 capital, which for the Bank, at December 31, 2008, consisted of $1.3 million of its allowance for possible loan and lease losses. Tier 2 capital may be used to satisfy this risk-based requirement only to the extent of Tier 1 capital.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset.  The OTS is authorized to require Sound Community Bank to maintain an additional amount of total capital to account for concentration of credit risk, level of interest rate risk, equity investments in non-financial companies and the risk of non-traditional activities.  At December 31, 2008, the Bank had $207.1 million of risk-weighted assets and total capital of $25.7 million or 12.4% of risk-weighted assets.

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

Institutions with at least a 4.0% core capital ratio, a 4.0% Tier 1 risked-based capital ratio and an 8.0% total risk-based capital ratio are considered “adequately-capitalized.”  An institution is deemed “well-capitalized” institution if it has at least a 5.0% leverage capital ratio, a 6.0% Tier 1 risked-based capital ratio and an 10.0% total risk-based capital ratio.  At December 31, 2008, the Bank was considered a “well-capitalized” institution.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  The company had no unrecognized tax benefits which would require an adjustment to the January 1, 2007 beginning balance of retained earnings.  The Company had no unrecognized tax benefits at December 31, 2007 and at December 31, 2008.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense.  During the years ended December 31, 2008 and 2007 the Company recognized no interest and penalties.

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

Net Operating Loss Carryovers.  A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  This provision applies to losses incurred in taxable years beginning after August 6, 1997.  At December 31, 2008, we had no net operating loss carryforwards for federal income tax purposes.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.     Properties

The following table sets forth certain information concerning the main office and each branch office of Sound Community Bank at December 31, 2008.  All of our offices are leased.  The operating leases contain renewal options and require the Bank to pay property taxes and operating expenses on the properties.  Our total rental expense for each of the years ended December 31, 2008, 2007 and 2006 was $627,000, $538,000 and $582,000, respectively. The aggregate net book value of the Company’s leasehold improvements, furniture and equipment was $1.5 million at December 31, 2008. See also Note 6 of the Notes to Consolidated Financial Statements.  In the opinion of management, the facilities are adequate and suitable for the current needs of Sound Community Bank.  However, we anticipate opening another banking office in Clallam County, most likely in Port Angeles, during the second quarter of 2009. We may open additional banking offices after 2008 to better serve current customers and to attract new customers.

Location	Year opened	Owned or leased	Lease expiration date

Main office:
2005 5th Avenue Seattle, WA 98121	1993	Leased	2017[1]

Branch offices:
Cedar Plaza Branch 22807 44th Avenue West Mountlake Terrace, WA 98043	2004	Leased	2015[2]

East Marginal Branch (Tukwila) 10200 East Marginal Way South Seattle, WA 98168	1953	Leased	2010[3]

Lakewood Branch Lakewood Town Center 61111 Lakewood Town Center Blvd., SW, Suite B Lakewood, WA 98499	2004	Leased	2009[4]

Sequim Branch 541 North 5th Avenue Sequim, WA 98382	1997	Leased	2013[5]
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

Item 4.    Submission of Matters to a Vote of Security Holders

On October 10, 2008, the Company held a Special Meeting of Shareholders at which shareholders were asked to approve the Sound Financial, Inc. 2008 Equity Incentive Plan.  This plan had to be approved by a majority of the total votes eligible to be cast by shareholders and, in accordance with OTS Regulations, by a majority of the total votes cast by shareholders other than Sound Community MHC.

The following is a record of the number of votes cast at the October 10, 2008 Special Meeting of Shareholders for the proposal to approve the Sound Financial, Inc. 2008 Equity Incentive Plan:

	For	Against	Abstain

Votes by all Shareholders	2,404,248	201,710	21,281

Votes by non-MHC Shareholders	782,813	201,710	21,281

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The shares of common stock of Sound Financial are traded on the Over-the-Counter Electronic Bulletin Board under the symbol "SNFL". The table below shows the high and low closing prices for our common stock for the periods indicated and quarterly dividends paid in 2008.  We had no common stock outstanding as of December 31, 2007. Our minority public offering closed on January 8, 2008 at a price of $10.00 per share, so pricing information is available from that date forward.  This stock price information was provided by the Yahoo Finance System and is based on OTC quotations, which reflect inter-dealer prices with retail mark-up, mark-down or commissions and may not represent actual transactions.

	Stock Price		Dividends per share
2008 Quarter	High	Low

First Quarter (1/8/2008 to 3/31/2008)	$ 9.47	$ 9.00	---

Second Quarter (4/1/2008 to 6/30/2008)	$ 9.24	$ 9.10	$ 0.04

Third Quarter (7/31/2008 to 9/30/2008)	$ 9.10	$ 7.30	$ 0.04

Fourth Quarter (10/1/2008 to 12/31/2008)	$ 7.50	$ 6.05	$ 0.04

At December 31, 2008, there were 2,948,063 shares outstanding and the closing price of our common stock on that date was $7.12.  On that date, we had approximately 320 shareholders of record.

Our cash dividend payout policy is continually reviewed by management and the Board of Directors.  The Company intends to continue its policy of paying quarterly dividends; however the payment will depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions.   No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from Sound Community Bank.  Federal regulations restrict the ability of Sound Community Bank to pay dividends and make other capital distributions to us.

Information regarding our equity compensation plan is included in Item 12 of this Form 10-K.

The shareholders of Sound Financial, Inc. approved an equity compensation plan, however we had not issue any shares of our Common Stock as of December 31, 2008.

On November 24, 2008, the Company announced that its Board of Directors has authorized management to repurchase up to 57,782 shares of the Company’s outstanding stock over a twelve-month period.  The repurchased shares were to be used to fund the restricted stock portion of our 2008 equity incentive plan.  No shares were repurchased under the plan during the fourth quarter of 2008.

Item 6.    Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following information is only a summary and you should read it in conjunction with our consolidated financial statements and accompanying notes contained in Item 8 of this Form 10-K.

	At December 31,
	2008	2007	2006
	(In thousands)
Selected Financial Condition Data:

Total assets	$293,497	$236,965	$220,663
Loans receivable, net	262,407	219,406	204,812
Loans held for sale	956	822	1,307
Mortgage-backed securities available for sale (at fair value)	8,930	71	170
Federal Home Loan Bank stock	2,444	1,320	1,320
Deposits	222,560	202,791	180,968
Federal Home Loan Bank advances	42,419	15,869	22,029
Equity	26,103	15,888	15,569

	For the year ended December 31,
	2008	2007	2006
	(In thousands)
Selected Operations Data:

Total interest income	$16,959	$14,959	$13,641
Total interest expense	7,713	7,925	6,386
Net interest income	9,246	7,034	7,255
Provision for loan losses	1,110	250	282
Net interest income after provision for loan losses	8,136	6,784	6,973
Fees and service charges	1,813	1,633	1,911
Gain (loss) on sales of loans(1)	(15)	11	2,277
Gain (loss) on sales of securities	154	---	---
Other non-interest income	223	472	424
Total non-interest income	2,175	2,116	4,612
Total non-interest expense	10,004	8,519	8,234
Income before provision for income taxes	307	381	3,351
Provision for income taxes	45	62	1,108
Net income	$262	$319	$2,243
_____________________________

(1)	The gain on sale of loans for the year ended December 31, 2006 includes the $2.3 million gain on the sale of our $11.6 million credit card portfolio.

	For the year ended December 31,
	2008	2007	2006

Selected Financial Ratios and Other Data:

Performance ratios: (1)
Return on assets (ratio of net income to average total assets)	0.10%	0.14%	1.06%
Return on equity (ratio of net income to average equity)	0.98%	2.00%	15.10%
Interest rate spread information:
Average during period	3.50%	3.11%	3.53%
End of period	3.54%	3.19%	3.02%
Net interest margin(2)	3.64%	3.22%	3.64%
Non-interest income to operating revenue	19.04%	23.12%	39.81%
Operating expense to average total assets	3.69%	3.70%	3.90%
Average interest-earning assets to average interest-bearing liabilities	106.33%	99.79%	103.34%
Efficiency ratio(3)	87.59%	93.10%	69.39%

Asset quality ratios:
Non-performing assets to total assets at end of period	1.01%	0.54%	0.18%
Non-performing loans to gross loans	0.47%	0.19%	0.14%
Allowance for loan losses to non-performing loans	104.31%	198.22%	281.51%
Allowance for loan losses to gross loans	0.49%	0.37%	0.40%
Net charge-offs to average loans outstanding	0.26%	0.11%	0.40%

Capital ratios:
Equity to total assets at end of period	8.89%	6.70%	7.06%
Average equity to average assets	9.86%	6.94%	7.03%

Other data:
Number of full service offices	5	5	5
__________________________________________

(1)	Performance ratios during the 2006 periods include a $2.3 million gain resulting from the sale of our credit card portfolio in June 2006.
(2)	Net interest income divided by average interest earning assets.
(3)
Total other operating expense, excluding real estate owned and repossessed property expense, as a percentage of net interest income and total other operating income, excluding net securities transactions.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Sound Financial was incorporated on January 8, 2008, to hold all of the stock of the Bank, which converted from a state-charted credit union to a federally chartered savings bank in 2003. Prior to that conversion, the Bank operated as Credit Union of the Pacific.

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

Sound Financial raised $12,971,480 in its public offering and after paying $1,005,000 in offering expenses, it contributed $8,000,000 to the Bank, lent $1,155,600 to fund its employee stock ownership plan’s purchase of shares in the offering and retained the remaining $2,792,000 for working capital.  The MHC reorganization and stock offering were completed on January 8, 2008; accordingly, the information in this document prior to that date relates solely to the Bank.

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

As part of our business, we focus on mortgage loan originations, many of which we sell to Fannie Mae.  We sell these loans with servicing retained to maintain the direct customer relationship and promote our emphasis on strong customer service.  We originated $57.7 million and $39.6 million in one- to four-family residential mortgage loans during the years ended December 31, 2008 and 2007, respectively.  During these same periods, we sold $31.6 million and $25.6 million, respectively, of one- to four-family residential mortgage loans.

We offer a variety of deposit accounts, which are our primary source of funding for our lending activities.  In recent years we have also relied on Federal Home Loan Bank advances to augment our deposits and fund the growth of interest earning assets.  In 2008, we adopted a leverage strategy to use long-term Federal Home Loan Bank advances to fund asset and loan growth. We also use short-term advances to meet short term liquidity needs.

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

EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000.  This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.  In addition, the FDIC has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction accounts through the end of 2009 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012.  Financial institutions were allowed to opt out of these two programs.  We opted out of the guarantee of unsecured debt.  We are participating in the program that provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Under that program, we will pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.  At December 31, 2008, we had $386,000 in such accounts in excess of $250,000.

Our deposit insurance premiums during the year ended December 31, 2008, were $147,000. Those premiums are expected to increase considerably in 2009 due to recent strains on the FDIC deposit insurance fund due to the cost of large bank failures and increase in the number of troubled banks.  The current rates for FDIC assessments have ranged from 5 to 43 basis points, depending on the health of the insured institution.  The FDIC has increased the assessment range to 12 to 50 basis points for the first quarter of 2009.  For the remainder of 2009, it has proposed a range of 10 to 45 basis points for institutions that do not trigger risk factors for brokered deposits and unsecured debt and higher rates for those that do trigger those risk factors.  The FDIC also proposed that it could increase assessment rates in the future without formal rulemaking.

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

The recently enacted American Recovery and Reinvestment Act of 2009 (the “ARRA”) is a broad based economic stimulus bill that contains a broad range of tax revisions and government spending to address the national economic decline.  It does not contain any provisions specifically governing our operations.

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

Allowance for Loan Loss.  The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date.  The allowance is established through the provision for loan losses, which is charged to income.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  Among the material estimates required to establish the allowance are:  loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio.  All of these estimates are susceptible to significant change.  Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio.  To strengthen our loan review and classification process, which was part of an OTS supervisory directive that was terminated in August 2007, we engaged an independent consultant to review our classified commercial loans and a sampling of our non-classified commercial loans.  We also enhanced our credit administration policies and procedures to improve our updated data on commercial borrowers.  This change did not greatly impact the determination of our allowance for loan losses, as we did not experience any unusual losses on classified loans relative to non-classified loans.  Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.  In addition, our regulators, as an integral part of their examination process, periodically reviews our allowance for loan losses.  Such agencies may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination.  A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

Mortgage Servicing Rights.  We record mortgage servicing rights on loans sold to Fannie Mae with servicing retained.  The Bank stratifies its capitalized mortgage servicing rights based on the type, term and interest rates of the underlying loans.  Impairment is recognized through a valuation allowance for each impaired stratum.  Management assesses impairment by comparing the amortized cost basis to the estimated fair value to determine if its rights are impaired.  Any impairment would be required to be recorded during the period identified.  Our mortgage servicing rights totaled $863,000 as of December 31, 2008.  If our mortgage servicing rights were determined to be impaired, our financial results would be impacted.

Other Real Estate Owned. Other real estate owned represents real estate which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Subsequent valuation adjustments are recognized within net (loss) gain on other real estate owned. Revenue and expenses from operations and subsequent adjustments to the carrying amount of the property are included in other non-interest expense in the consolidated statements of income.

In some instances, the Bank may make loans to facilitate the sales of other real estate owned. Management reviews all sales for which it is the lending institution for compliance with sales treatment under provisions established by SFAS No. 66, Accounting for Sales of Real Estate. Any gains related to sales of other real estate owned may be deferred until the buyer has a sufficient initial and continuing investment in the property.

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

Grow our franchise and meet competition in our market through our excellent customer service at our existing and new branch banking centers. We operate with a service-oriented approach to banking by meeting our customers’ needs and emphasizing the delivery of a consistent and high-quality level of professional service.  The proceeds of our recently completed offering allow us to originate loans for portfolio and provide services consistent with the needs of customers in our market areas.  We have adopted a leverage strategy to utilize long-term Federal Home Loan Bank advances to fund asset and loan growth.  We continue to expand our business by cross-selling our loan and deposit products and services to our customers and emphasizing our traditional strengths, which include residential mortgages, consumer loans, small business lending and core deposits.  In addition, we will continue to sell a portion of our residential mortgage portfolio to Fannie Mae on a servicing retained basis.  We may also seek opportunities to sell loans we originate that are not saleable to Fannie Mae, generally including land loans, jumbo mortgage loans and manufactured home loans, but will only sell those loans if we can do so on a servicing retained basis.  This allows us to maintain our customer relationship while also having the funds from the sale of the loans available to make additional mortgage loans.   Our attention to client service and competitive rates allow us to attract and retain deposit and loan customers.  We expect to expand our banking operations with a new banking office in each of 2009 and 2010.  Our next branch will be located in Port Angeles, Washington.

Emphasizing lower cost core deposits to reduce the funding costs of our loan growth.   We offer personal and business checking accounts, NOW accounts and savings and money market accounts, which generally are lower-cost sources of funds than certificates of deposits, and are less sensitive to withdrawal when interest rates fluctuate. In order to build our core deposit base, we are pursuing a number of strategies.  First, we continue to provide sales promotions on savings and checking accounts to encourage the growth of these types of deposits.  Second, we require all commercial loan customers to maintain a deposit relationship with us, generally a business checking account relationship to the extent practicable, for the term of their loans.  Finally, we have made, and will continue to make, available preferential loan and time deposit pricing to customers who maintain a qualifying relationships at the bank.

Growing and diversifying our loan portfolio by emphasizing the origination of one- to four-family residential mortgage, home equity, commercial real estate, commercial business, and consumer loans.   Our infrastructure, personnel and fixed operating base can support a substantially larger asset base.   Our strategy for increasing net income includes increasing our loan originations, particularly with higher yielding commercial, construction and development, and consumer loans. Our business plan emphasizes the origination of loans secured by residential real estate and loans for business purposes, including commercial real estate loans.  Our increased capital level resulting from the offering will enable us to make larger commercial real estate and business loans to meet the demand for these loan products in our primary market area.  Commercial real estate loans and commercial business loans generally are originated with higher interest rates compared to one- to four-family residential mortgage loans and, therefore, have a positive effect on our net interest rate spread and net interest income. In addition, most of these loans are originated with adjustable interest rates, which assist us in managing interest rate risk.

Maintaining high asset quality.    We have work to improve asset quality in recent years, through managing credit risk, however recent economic conditions have contributed to an increase in nonperforming assets.  However, our percentage of non-performing assets to total assets increased to 1.01% at December 31, 2008 from 0.54% at December 31, 2007.  The increase in 2008 is the result of two foreclosed single family residences, neither of which appears to pose the risk of a material loss to the bank. We introduce new loan products when we are confident that our staff has the necessary expertise and that sound underwriting and collection procedures are in place.  We also underwrite all of our commercial loans centrally to ensure uniformity and consistency in underwriting decisions.

Leveraging our capital.  We plan to improve our overall efficiency and profitability by leveraging our increased capital base resulting from the offering by increasing our borrowing capacity at the Federal Home Loan Bank of Seattle.  We also will access alternative funding sources, including lower cost deposits and loan sales.

Improve earnings.  Through product selection and pricing and lower cost funds, we will seek to optimize our interest rate margin while managing our interest rate risk.  We will seek new sources of non-interest income by emphasizing selective products and services that provide diversification of revenue sources, including fees and servicing income.  We also will strive to control operating expenses while continuing to provide superior personal service to our customers.  In 2008, earnings were lower as the result of lower than expected net interest income due to reductions in the overall interest rate environment.  In addition, operating expenses were higher than in 2007 as a result of additional staffing in our commercial lending division.  Finally, our provision for loan losses was significantly higher in 2008 than in 2007, reflecting the deterioration of the economy both nationally and in the markets where we do business.

Comparison of Financial Condition at December 31, 2008 and December 31, 2007

General.  Total assets increased by $56.5 million, or 23.9%, to $293.5 million at December 31, 2008 from $237.0 million at December 31, 2007.  The increase was primarily the result of a $43.6 million, or 19.7%, increase in our loan portfolio, including loans held for sale, from $221.1 million at

December 31, 2007, to $264.7 million at December 31, 2008.  The increase also was the result of an $8.4 million increase in cash, cash equivalents and securities during 2008.  This increase in total assets was funded primarily by the $10.9 million capital infusion from our stock offering, a $26.6 million increase in net Federal Home Loan Bank advances and a $19.8 million increase in deposits during 2008.

Loans.  Our loan portfolio, including loans held for sale, increased $43.6 million, or 19.7%, from $221.1 million at December 31, 2007 to $264.7 million at December 31, 2008.  This increase in our loan portfolio consisted primarily of a $21.4 million (78.3%) increase in commercial real estate loans, a $9.2 million (20.2%) increase in home equity loans, a $11.3 million (14.3%) increase in residential mortgage loans, including loans held for sale, and a $6.9 million (63.6%) increase in commercial business loans, which was offset by a $5.7 million (12.3%) decrease in consumer loans.  The decrease in consumer loans was a result of decreased demand for consumer based products such as autos and boats as well as the Bank’s emphasis on limiting our exposure to borrowers with below average credit score. The increases in our commercial real estate and commercial business loan portfolios are consistent with our decision to increase commercial lending (particularly commercial real estate lending).  The increase in our residential loan portfolio is primarily the result of the lower interest rate environment, which has led to an increase in refinance transactions. Recently, housing inventories have increased resulting in a longer marketing time and, therefore, fewer purchase transactions; however, prices in the four-county area we serve have not deteriorated significantly. As a result of the increase in residential loan originations, loans held for sale increased $134,000, or 16.2%, from $822,000 at December 31, 2007, to $956,000 at December 31, 2008.

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

Our allowance for loan losses at December 31, 2008 was $1.3 million or 0.49% of net loans receivable, compared to $828,000 or 0.37% of net loans receivable at December 31, 2007.  The increase in the allowance for loan losses was due primarily to net charge-offs of non-performing loans of $632,000, offset by a provision for loan losses of $1.1 million during the year ended December 31, 2008.  The increase to our provision was made as a result of increases in our commercial and home equity loan portfolios and an evaluation of prevailing housing and other market conditions and non-performing loans, a slowdown in the local residential housing market and increases in our commercial loan portfolios.  Non-performing loans increased from $418,000 at December 31, 2007 to $1.3 million at December 31, 2008, primarily as a result of deteriorating market conditions in the areas where were do business.  Specifically, housing prices in the Puget Sound and Clallam County have declined substantially in 2008. Non-performing loans to total loans increased from 0.19% at December 31, 2007 to 0.47% at December 31, 2008.  Our loan portfolio includes a small quantity of Alt-A, low-doc and stated income loans.  We believe, however, that our conservative underwriting policies and procedures have resulted in good asset quality.  To date, we have not experienced any significant delinquencies on these types of loans.

Cash and Securities.  Cash and cash equivalents decreased by 497,000, or 8.1%, to $5.6 million at December 31, 2008.  Our securities portfolio consists of mortgage-backed securities, all of which are designated as available-for-sale.  The securities portfolio increased to $8.9 million at December 31, 2008 from $71,000 at December 31, 2007.  This significant increase reflects our purchase of non-agency mortgage-backed securities, which were purchased at a discount to face value with funds received from our initial stock offering. These non-agency mortgage-backed securities present a level of credit risk that does not exist currently with agency backed securities which are guaranteed by the United States government. As of December 31, 2008, the unrealized loss on these non-agency mortgage backed securities was approximately $1.2 million.  In order to monitor this risk, management receives a credit surveillance report which considers various factors for each security including original credit scores, loan to value, geography, delinquency and loss history.  The report also evaluates the underlying loans within the security to project future losses based on various home price depreciation scenarios over a three year horizon.  Based on this analysis, management does not expect to incur any principal loss on any of these investments as of December 31, 2008.

Deposits.  Total deposits increased by $19.8 million, or 9.8%, to $222.6 million at December 31, 2008 from $202.8 million at December 31, 2007.  During 2008, time deposits increased $18.4 million and money market accounts increased $12.0 million and savings accounts increased $826,000, while demand deposits and interest-bearing checking accounts decreased $11.4 million.  Total demand deposits as of December 31, 2007 included $10.8 million deposited by investors in connection with our stock offering, which was not closed until January 2008.  These funds were held in a checking account and were subsequently used to purchase stock on the closing date. These deposits artificially increased demand deposits as of December 31, 2007. Exclusive of the deposits made by investors for the purchase of shares in Sound Financial, Inc., demand deposits and interest-bearing checking accounts decreased by $800,000. The increase in time deposits, savings and money market accounts reflect a bank-wide emphasis to bring additional deposits to the bank.

Borrowings.  Federal Home Loan Bank advances increased $26.6 million, or 167.3%, to $42.4 million at December 31, 2008 from $15.9 million at December 31, 2007.  These additional advances were a combination of $15.0 million in long-term advances and $12.0 million in overnight advances, net of repayments of an amortizing advance totaling $600,000.  We continue to rely on Federal Home Loan Bank advances to fund interest earning asset growth when deposit growth is insufficient to fund such growth.  This reliance on borrowings, rather than deposits, generally increases our overall cost of funds, however in the current rate environment, the weighted average cost of new borrowings as of December 31, 2008 was 1.66%, while our weighted average cost of deposits was 3.04% at that date.

Equity.  Total equity increased $10.2 million, or 64.3%, to $26.1 million at December 31, 2008 from $15.9 million at December 31, 2007, primarily as a result of the $10.8 million capital infusion from our stock offering (net of the related ESOP loan), a reduction in other comprehensive gain (loss) of ($796,000), dividends paid of $159,000 and net earnings of $262,000 in 2008.

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

	Year ended December 31,
	2008			2007			2006
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-Earning Assets:	(Dollars in thousands)
Loans receivable(1)	$247,058	$16,436	6.65%	$216,076	$14,911	6.90%	$197,535	$13,534	6.85%
Mortgage-backed securities(2)	6,664	510	7.85	118	11	9.32	197	(24)	(12.16)
Other	1,796	13	0.74	1,432	37	2.58	1,579	131	8.29

Total interest-earning assets(1)	255,518	16,959	6.64	217,626	14,959	6.87	199,311	13,641	6.84

Interest-Bearing Liabilities:
Savings and Money Markets	54,042	1,100	2.04	56,512	1,642	2.91	68,267	2,077	3.04
Demand and NOW accounts	36,688	294	0.80	32,727	288	0.88	24,928	29	0.12
Certificate accounts	111,741	5,046	4.52	96,648	4,649	4.81	79,747	3,335	4.18
Borrowings	38,474	1,273	3.31	26,511	1,346	5.08	19,824	945	4.77

Total interest-bearing liabilities	240,945	7,713	3.20	212,398	7,925	3.73	192,766	6,386	3.31

Net interest income		$9,246			$7,034			$7,255
Net interest rate spread			3.34%			3.14%			3.53%
Net earning assets	$14,573			$5,228			$6,545
Net interest margin			3.62%			3.23%			3.64%
Average interest-earning assets to average interest-bearing liabilities		106.05%			102.46%		103.40%

______________________________________

(1)	Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.
(2)	The negative yields during 2006 are the result of the acceleration of the amortization of premiums caused by significant prepayments during the periods.

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

	Year ended December 31, 2008 vs. 2007			Year ended December 31, 2007 vs. 2006
	Increase (decrease) due to		Total increase	Increase (decrease) due to		Total increase
	Volume	Rate	(decrease)	Volume	Rate	(decrease)
	(In thousands)
Interest-earning assets:
Loans receivable	$1,593	$(68)	$1,525	$1,274	$103	$1,377
Mortgage-backed securities	520	(21)	499	(5)	40	35
Other	2	(26)	(24)	(4)	(90)	(94)

Total interest-earning assets	$2,115	$(115)	$2,000	$1,265	$53	$1,318

Interest-bearing liabilities:
Savings and Money Market	$(50)	$(492)	$(542)	$(354)	$(81)	$(435)
Demand and NOW accounts	7	(1)	6	40	219	259
Certificate accounts	422	(25)	397	758	556	1,314
Borrowings	150	(223)	(73)	329	72	401

Total interest-bearing liabilities	$529	$(741)	(212)	$774	$765	1,539

Net interest income (loss)			$2,212			$(221)

Comparison of Results of Operation for the Year Ended December 31, 2008 and 2007

General. Net income decreased $57,000 to $262,000 for the year ended December 31, 2008 compared to $319,000 for the year ended December 31, 2007.  The primary reasons for this decrease were the $860,000 increase in the provision for loan losses and a $1.5 million increase in non-interest expense, including a $200,000 contribution to the Sound Community Foundation, which were partially offset by a $2.2 million increase in net interest income and a $60,000 increase in non-interest income compared to the year ended December 31, 2007.

Interest Income.  The increase was primarily the result of the increased volume of loans originated and purchased in 2008, notwithstanding the decrease in the prime interest rate and the 1-year Treasury bill rate, which we use to set and adjust loan rates for certain variable rate loans.  We anticipate our weighted average yield on loans will improve as we continue to emphasize higher yielding commercial real estate and business loans. However, this improvement will also depend on the movement of the prime interest rate and overall market rates

Interest income increased by $2.0 million, or 13.4%, to $17.0 million for the year ended December 31, 2008, from $15.0 million for the year ended December 31, 2007.  The increase in interest income for the period reflects the increased amount of loans and securities outstanding during the 2008 period. The weighted average yield on loans decreased from 6.90% for the year ended December 31, 2007, to 6.65% for the year ended December 31, 2008 due to reductions in market interest rates.

Interest Expense.  Interest expense decreased $211,000, or 2.7%, to $7.7 million for the year ended December 31, 2008, from $7.9 million for the year ended December 31, 2007.

The decrease in interest expense for the 2008 period reflects lower interest rates paid on new and renewed certificates of deposit in the current interest rate environment as well as decreased borrowing costs on our Federal Home Loan Bank advances.  Our weighted average cost of interest-bearing liabilities was 3.20% for the year ended December 31, 2008, compared to 3.73% for the same period in 2007.

For the year ended December 31, 2008, interest paid on deposits decreased by $138,000, as compared to the year ended December 31, 2007 in spite of a $17.6 million dollar increase in average balances.   The increase in balances was offset by a lower weighted average cost of deposits for the year ended December 31, 2008 of 3.17% compared to 3.54% for the year ended December 31, 2007.

For the year ended December 31, 2008, interest expense on Federal Home Loan Bank advances decreased $73,000, or 5.4%, to $1,273,000 from $1,346,000 for the year ended December 31, 2007.  The decrease resulted from a lower cost of Federal Home Loan Bank advances from a weighted average cost of 3.31% for the year ended December 31, 2007, to a weighted average cost of 5.08% for the year ended December 31, 2008. In addition, the cost of Federal Home Loan Bank advances decreased 58 basis points from 2007 to 2008.

Net Interest Income.   Net interest income increased $2.2 million, or 31.4%, to $9.2 million for the year ended December 31, 2008, from $7.0 million for the year ended December 31, 2007.  The increase in net interest income for the year ended December 31, 2008 primarily resulted from increased income from investments purchased in 2008, the increased volume in loans and lower cost of funds for the period. Our net interest margin was 3.62% for the year ended December 31, 2008, compared to 3.24% for the year ended December 31, 2007.

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

A provision of $1.1 million was made during the year ended December 31, 2008, compared to provision of $250,000 during the year ended December 31, 2007.   The higher provision was primarily attributable to increases in net charge-offs, increases in our commercial loan portfolio, an increase in our overall loan portfolio and the overriding market conditions nationally and in the areas where we do business.

At December 31, 2008, the annualized percentage of net charge-offs to average loans increased 15 basis points to 0.26% from 0.11% at December 31, 2007.  The percentage of non-performing loans to total loans increased from 0.19% at December 31, 2007 to 0.47% at December 31, 2008.  See Item 1 – Business – Lending Activities -- Non-performing Assets in this Form 10-K.

Noninterest Income.  Noninterest income increased $60,000, or 2.8%, to $2.2 million for the year ended December 31, 2008, from $2.1 million for the year ended December 31, 2007.  The primary reason for this increase was an increase in service charges and fee income of $180,000 as a result of higher checking account service charge revenue, a $19,000 increase in mortgage servicing income and a $154,000 gain on the mandatory redemption of our Class B shares in Visa, Inc (see below), which was partially offset by a $296,000 increase in the loss on sale of loans and repossessed assets for the year ended December 31, 2008, compared to the same period in 2007.

The $154,000 gain on the sale on investments resulted from the mandatory redemption of a portion of our Class B Visa, Inc. shares as part of Visa's initial public offering.  The Bank obtained its Visa shares, because it was a long-time Visa member, prior to the sale of its credit card portfolio in 2007.  We continue to own 5,699 shares of Visa Class B shares that are convertible into Class A shares.  Each Class B share currently is convertible into 0.71429 Class A shares, which are traded on the New York Stock Exchange.  The amount of Class A shares the Bank could realize upon conversion of its Class B shares are expected to change as VISA issues additional Class A shares to fund the escrow account to cover the remaining amount of the Discover settlement.  The Class B shares carry a three-year lock-up provision and may not be converted or redeemed during that period. If those shares could be converted as of December 31, 2008, they would have a market value of approximately $298,000

Noninterest Expense.  Noninterest expense increased $1.5 million, or 17.4%, to $10.0 million for the year ended December 31, 2008, compared to $8.5 million for the year ended December 31, 2007.  The increase in the 2008 period was primarily the result of an increase in salaries and benefits of $903,000 and operations expenses increasing $903,000 as the result of adding additional staff to our commercial banking division and the hiring of our new Senior Vice President - Retail Banking, as well as expense related to our employee stock ownership plan.  Operations expenses increased $903,000, or 38.6%, to $3.2 million for the year ended December 31, 2008, from $2.3 million for the year ended December 31,

2007.  The increase in operations expense was the results of higher legal, audit and printing fees resulting from being a public company and the special meeting for the approval of the 2008 Equity Incentive Plan.  Also, the bank paid higher FDIC insurance premiums in 2008 compared to 2007. These increases were offset by a $341,000 decrease in data processing expenses resulting from streamlining certain data processing functions.

The increase in the 2008 period was also the result of our $200,000 charitable contribution to Sound Community Foundation (a non-stock Washington corporation we founded in connection with our stock offering).

Income Tax Expense.   For the year ended December 31, 2008, we incurred income tax expense of $45,000 on our pre-tax income as compared to income tax expense of $62,000 for the year ended December 31, 2007.  The effective tax rates for December 31, 2008 and December 31, 2007 were 14.7% and 16.3%, respectively

Liquidity

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

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for funds (particularly withdrawals of deposits).  At December 31, 2008, the Company had $14.5 million in cash and investment securities available for sale and $956,000 in loans held for sale generally available for its cash needs.  We can also generate funds from borrowings, primarily Federal Home Loan Bank.  At December 31, 2008, the Bank had the ability to borrow an additional $31.0 million in Federal Home Loan Bank advances.

As of December 31, 2008, our total borrowing capacity was $73.4 million with the Federal Home Loan Bank of Seattle, subject to certain requirements, with unused borrowing capacity of $31.0 million at that date.  Our low level of liquid investment securities creates more reliance on our line of credit with the Federal Home Loan Bank of Seattle.  In addition, we have historically sold all of our conforming mortgage loans in the secondary market to Fannie Mae in order to reduce interest rate risk and to create still another source of liquidity.

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At December 31, 2008, the approved outstanding loan commitments, including unused lines of credit, amounted to $41.9 million.  Certificates of deposit scheduled to mature in one year or less at December 31, 2008, totaled $90.3 million.  It is management’s policy to manage deposit rates that are competitive with other local financial institutions.  Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations.  Further, management is not aware of any current recommendations by regulatory agencies which, if they were to be implemented, would have this effect.

Off-Balance Sheet Activities

In the normal course of operations, the Bank engages in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the year ended December 31, 2008, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

A summary of our off-balance sheet commitments to extend credit at December 31, 2008, is as follows:

Off-balance sheet loan commitments:
Commitments to make loans	$5,609
Undisbursed portion of loans closed	1,811
Unused lines of credit	32,129
Irrevocable letters of credit	2,283
Total loan commitments	$41,832

Capital

The Bank is subject to minimum capital requirements imposed by the OTS.  Based on its capital levels at December 31, 2008, the Bank exceeded these requirements as of that date and continues to exceed them as of the date of this prospectus.  Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the capital categories of the OTS.  Based on capital levels at December 31, 2008, the Bank was considered to be well-capitalized.  Management monitors the capital levels of the Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well-capitalized” institutions.  The following table shows the capital ratios of the Bank at December 31, 2008.

	Actual		Minimum Capital Requirements			Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Rate
	(Dollars in thousands)

Core capital (to total adjusted assets)	$24,393	8.31%	$11,740	4.00%		$14,675	5.00%
Core capital (to risk-weighted assets)	$24,393	11.77%	$8,285	4.00	%(1)	$12,427	6.00%
Risked-based capital (to risk-weighted assets)	$25,549	12.40%	$16,569	8.00%		$20,712	10.00%
__________________________________________

(1)	The Tier 1 risk-based capital requirement for a well-capitalized institution is 6% of risk-weighted assets. See “How We Are Regulated - Regulatory Capital Requirements.”

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

The Bank is subject to interest rate risk to the extent that its interest-bearing liabilities, primarily deposits and Federal Home Loan Bank advances, reprice more rapidly or at different rates than its interest-earning assets.  In order to minimize the potential for adverse effects of material prolonged increases or decreases in interest rates on our results of operations, we have adopted an asset and liability management policy.  The board of directors sets the asset and liability policy for the Bank, which is implemented by the asset/liability committee.

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

A key element of the Bank’s asset/liability management plan is to protect net earnings by managing the maturity or repricing mismatch between its interest-earning assets and rate-sensitive liabilities.  We seek to reduce exposure to earnings by extending funding maturities through the use of Federal Home Loan Bank advances, through the use of adjustable rate loans and through the sale of certain fixed rate loans in the secondary market.

As part of its efforts to monitor and manage interest rate risk, the Bank uses the net portfolio value (“NPV”) methodology adopted by the OTS as part of its capital regulations.  In essence, this approach calculates the difference between the present value of expected cash flows from assets and liabilities.  Management and the board of directors review NPV measurements on a quarterly basis to determine whether the Bank’s interest rate exposure is within the limits established by the board of directors.

The Bank’s asset/liability management strategy dictates acceptable limits on the amounts of change in given changes in interest rates.  For interest rate increases of 100, 200, and 300 basis points, our policy dictates that our NPV ratio should not fall below 7%, 7%, and 5%, respectively.  As illustrated in the table below, we were in compliance with this aspect of our asset/liability management policy at December 31, 2008, except in the case of a 200 basis point increase in rates.

The table presented below, as of September 30, 2008 (the latest available information), is an internal analysis of our interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 100 basis points as any further decline in rates is unlikely.

As illustrated in the tables below, the Bank would benefit from a decrease in market rates of interest.  Our NPV would be negatively impacted by an increase in interest rates.  An increase in rates would negatively impact our NPV as a result of deposit accounts and Federal Home Loan Bank borrowings repricing more rapidly than loans and securities due to the fixed rate nature of a large portion of our loan and security portfolios.  As rates rise, the market value of fixed rate assets declines due to both the rate increases and slowing prepayments.

September 30, 2008
Change in Interest Rates in	Net Portfolio Value			NPV
Basis Points	$ Amount	$ Change	% Change	Ratio %
(Dollars in thousands)
300bp	$22,073	$-6,635	-23%	8.28%
200bp	24,486	-4,222	-15%	9.05%
100bp	26,653	-2,055	-7%	9.71%
0bp	28,708			10.31%
(100)bp	30,395	1,687	+6%	10.78%

In addition to monitoring selected measures of NPV, management also monitors effects on net interest income resulting from increases or decrease in rates.  This process is used in conjunction with NPV measures to identify excessive interest rate risk.  In managing our assets/liability mix, depending on the relationship between long and short term interest rates, market conditions and consumer preference, we may place somewhat greater emphasis on maximizing its net interest margin than on strictly matching the interest rate sensitivity of its assets and liabilities.   Management also believes that the increased net income which may result from an acceptable mismatch in the actual maturity or repricing of its asset and liability portfolios can, during periods of declining or stable interest rates, provide sufficient returns to justify the increased exposure to sudden and unexpected increases in interest rates which may result from such a mismatch.  Management believes that the Bank’s level of interest rate risk is acceptable under this approach.

In evaluating the Bank’s exposure to interest rate movements, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered.  For example, although certain assets and liabilities may have similar maturities or repricing periods, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates.  Additionally, certain assets, such as adjustable rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the asset.  Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed above.  Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.  The Bank considers all of these factors in monitoring its exposure to interest rate risk.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sound Financial, Inc.

We have audited the accompanying consolidated balance sheets of Sound Financial, Inc and Subsidiary (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sound Financial, Inc and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Everett, Washington
March 30, 2009

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	DECEMBER 31,	DECEMBER 31,
	2008	2007
ASSETS
Cash and cash equivalents	$5,607,800	$6,104,963
Securities available-for-sale (AFS), at fair value	8,929,798	71,245
Federal Home Loan Bank (FHLB) stock, at cost	2,444,000	1,319,500
Loans held for sale	955,595	822,129
Loans	263,712,797	220,233,447
Less allowance for loan losses	(1,305,950)	(827,688)
Total loans	262,406,847	219,405,759

Accrued interest receivable	1,219,645	1,051,476
Premises and equipment, net	1,545,705	1,404,853
Bank-owned life insurance	6,195,055	4,035,412
Mortgage servicing rights	863,146	864,946
Other real estate owned	1,250,531	817,108
Other assets	2,079,177	1,068,008
Total assets	$293,497,299	$236,965,399

LIABILITIES
Deposits
Interest-bearing	$209,583,218	$189,501,253
Noninterest-bearing demand	13,176,999	13,289,946
Total deposits	222,760,217	202,791,199
FHLB advances	42,219,355	15,869,355
Accrued interest payable	259,757	210,518
Other liabilities	1,825,143	1,951,786
Advance payments from borrowers for taxes and insurance	330,319	254,213
Total liabilities	267,394,791	221,077,071
COMMITMENTS AND CONTINGENCIES (NOTE 15)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 24,000,000 shares authorized, 2,948,063 shares issued and 2,844,059 outstanding as of December 31, 2008, no shares issued and outstanding as of December 31, 2007	29,480	-
Additional paid-in capital	11,936,035
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(1,057,997)	-
Retained earnings	15,987,547	15,885,167
Accumulated other comprehensive (loss) income, net of tax	(792,557)	3,161
Total stockholders’ equity	26,102,508	15,888,328
Total liabilities and stockholders’ equity	$293,497,299	$236,965,399

                                                      See notes to consolidated financial statements.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Income

	YEARS ENDED DECEMBER 31,
	2008	2007
INTEREST INCOME
Loans, including fees	$16,435,721	$14,910,648
Interest and dividends on investments and cash equivalents	522,933	47,987

Total interest income	16,958,654	14,958,635

INTEREST EXPENSE
Deposits	6,440,185	6,578,434
FHLB advances	1,273,281	1,346,127

Total interest expense	7,713,466	7,924,561

NET INTEREST INCOME	9,245,188	7,034,074

PROVISION FOR LOAN LOSSES	1,110,000	250,000

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	8,135,188	6,784,074

NONINTEREST INCOME
Service charges and fee income	1,813,343	1,632,957
Earnings on cash surrender value of bank owned
life insurance	159,643	156,831
Mortgage servicing income	333,834	314,765
Gain on sale of securities	153,633	-
Gain (loss) on sale of assets	(285,135)	10,949

Total noninterest income	2,175,318	2,115,502

NONINTEREST EXPENSE
Salaries and benefits	4,991,553	4,088,474
Operations	3,239,755	2,389,294
Occupancy	1,004,751	932,324
Data processing	767,777	1,108,362

Total noninterest expense	10,003,836	8,518,453

INCOME BEFORE PROVISION FOR INCOME TAXES	306,670	381,122

PROVISION FOR INCOME TAXES	45,095	61,986

NET INCOME	$261,575	$319,136
Earnings per common share
Basic	$0.09	N/A
Diluted	$0.09	N/A

N/A - Earnings per common share information is not applicable for the prior period.  The Company did not complete their minority offering until January 8, 2008.

See notes to consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Unearned Shares Issued to ESOP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Comprehensive Income (loss)

BALANCE, December 31, 2006		$-	-	-	$15,566,031	$3,044	$15,569,075

Net income					319,136		319,136	319,136

Unrealized gain on available-for-sale
securities, net of tax					-	117	117	117

BALANCE, December 31, 2007		$-	$-	$-	$15,885,167	$3,161	$15,888,328	$319,253

Net income					261,575		261,575	261,575

Common Stock Issued	2,832,503	29,480	11,918,078	(1,155,600)			10,791,958

ESOP Shares committed to be released	11,556		17,957	97,603			115,560

Dividends					(159,195)		(159,195)

Unrealized (loss) on available- for-sale securities, net of tax						(795,718)	(795,718)	(795,718)

BALANCE, December 31, 2008	2,844,059	$29,480	$11,936,035	$(1,057,997)	$15,987,547	$(792,557)	$26,102,508	$(534,143)

See notes to consolidated financial statements.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
	YEAR ENDED
	DECEMBER 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$261,575	$319,136
Adjustments to reconcile net income to net cash from operating activities
Amortization of net (premium) discount on investments	(90,047)	3,544
Provision for loan losses	1,110,000	250,000
Depreciation and amortization	404,382	331,551
Additions to mortgage servicing rights	(339,808)	(247,481)
Amortization of mortgage servicing rights	341,608	250,097
Increase in cash surrender value of bank owned life insurance	(159,643)	(156,831)
Deferred income tax	(286,000)	(93,000)
Proceeds from sale of loans	31,552,290	25,643,933
Originations of loans held for sale	(31,701,551)	(22,728,821)
Loss on sale of other real estate owned	100,659	-
Loss on sale of repossessed assets	168,681	-
(Gain) loss on sale of loans	15,795	(10,949)
(Decrease) increase in operating assets and liabilities
Change in accrued interest receivable	(168,169)	(156,094)
Change in other assets	94,961	58,355
Change in accrued interest payable	49,239	88,957
Change in other liabilities	(541,644)	234,235

Net cash from operating activities	812,328	3,786,632

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of AFS investments	678,817	94,897
Purchase of AFS investments	(10,648,170)	-
Purchase of bank owned life insurance	(2,000,000)	(600,000)
Purchase of FHLB Stock	(1,124,500)	-
Net increase in loans	(47,912,610)	(18,079,776)
Improvements to OREO	(159,966)	-
Proceeds from sale of OREO	3,258,725	-
Purchases of premises and equipment	(545,234)	(406,205)

Net cash from investing activities	(58,452,938)	(18,991,084)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	19,969,018	21,823,205
Proceeds from FHLB advances	26,950,000
Repayment of FHLB advances	(600,000)	(6,160,000)
Net proceeds from stock issuance	10,809,915	-
Cash dividends paid	(159,195)	-
ESOP Shares released	97,603	-
Net change in advances from borrowers for taxes and insurance	76,106	(3,096)

Net cash from financing activities	57,143,447	15,660,109
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(497,163)	455,657

CASH AND CASH EQUIVALENTS, beginning of period	6,104,963	5,649,306

CASH AND CASH EQUIVALENTS, end of period	$5,607,800	$6,104,963

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$315,000	$120,000
Interest paid on deposits and FHLB advances	$7,664,227	$5,770,819
Transfer to other real estate owned	$3,632,841	$817,108
See notes to consolidated financial statements.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

1.           ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and principles of consolidation - Sound Financial, Inc. (“Sound Financial” or the “Company”) was incorporated under federal law on January 8, 2008, to hold all of the stock of Sound Community Bank (sometimes referred to herein as the “Bank”).  Sound Financial is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision.  On an unconsolidated basis, Sound Financial’s assets consist of all of the outstanding shares of common stock of Sound Community Bank, $2.4 million in cash and a loan to the Sound Financial employee stock ownership plan.  Sound Financial has no significant liabilities.

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

Sound Financial raised $12,971,480 in its public offering and after paying $1,005,000 in offering expenses, it contributed $8,000,000 to the bank, lent $1,155,600 to fund its employee stock ownership plan’s purchase of shares in the offering and retained the remaining $2,792,000 for working capital.  Capital raising costs were deferred and deducted from the proceeds of the shares sold in the offering.

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

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Cash - For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.  Cash equivalents have an original maturity of three months or less and may exceed federally insured limits.

Securities available-for-sale - Securities available-for-sale consist of debt securities that the Bank has the intent and ability to hold for an indefinite period, but not necessarily to maturity. Such securities may be sold to implement the Bank’s asset/liability management strategies and in response to changes in interest rates and similar factors. Securities available-for-sale are reported at fair value. Unrealized gains and losses, net of the related deferred tax effect, are reported as a net amount in a separate component of equity entitled “accumulated other comprehensive income (loss).” Realized gains and losses on securities available-for-sale, determined using the specific identification method, are included in earnings.  Amortization of premiums and accretion of discounts are recognized as adjustments to interest income.

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

Loans - The Bank grants mortgage, commercial, and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout the Puget Sound region and in Clallam County of Washington State. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

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

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well secured and in process of collection. Loans are typically charged off no later than 120 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Allowance for loan losses - The allowance for loan losses is maintained at a level sufficient to provide for probable credit losses based upon evaluating known and inherent risks in the loan portfolio.  The allowance is provided based upon management's continuing analysis of the pertinent factors underlying the quality of the loan portfolio.  These factors include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and detailed  analysis of individual loans for which full collectibility may not be assured. The detailed analysis includes techniques to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The allowance consists of specific, general, and unallocated components. The specific component relates to loans that are classified as doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan. The general component covers nonclassified loans and is based upon historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Loans held-for-sale - To mitigate interest rate sensitivity, from time to time, certain fixed rate loans are identified as held-for-sale in the secondary market. Accordingly, such loans are classified as held-for-sale in the consolidated balance sheets and are carried at the lower of aggregate cost or estimated market value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Mortgage loans held-for-sale are generally sold with the mortgage servicing rights retained by the Bank. Gains or losses on sales of loans are recognized based on the difference between the selling price and the carrying value of the related loans sold based on the specific identification method.

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

Restricted Equity Securities - Restricted equity securities were $2.4 million and $1.4 million at December 31, 2008 and 2007, respectively. Federal Home Loan Bank of Seattle (“FHLB”) stock amounted to $2.4 million and $1.4 million of the total restricted securities as of December 31, 2008 and 2007, respectively. FHLB stock represents the Bank’s investment in the FHLB of Seattle stock and is carried at par value, which reasonably approximates its fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2008, the Bank’s minimum required investment in FHLB stock was $1.5 million. The Bank may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Other Real Estate Owned and Foreclosed Assets - Other real estate owned represents real estate which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned and foreclosed assets are recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations such that the property is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Subsequent valuation adjustments are recognized within net (loss) gain on other real estate owned. Revenue and expenses from operations and subsequent adjustments to the carrying amount of the property are included in other non-interest expense in the consolidated statements of income.

In some instances, the Bank may make loans to facilitate the sales of other real estate owned. Management reviews all sales for which it is the lending institution for compliance with sales treatment under provisions established by SFAS No. 66, Accounting for Sales of Real Estate. Any gains related to sales of other real estate owned may be deferred until the buyer has a sufficient initial and continuing investment in the property.

Income Taxes - Income taxes are accounted for using the asset and liability method. Under this method a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not, that all or some portion of the potential deferred tax asset will not be realized.

Deposits – At December 31, 2008 and 2007, deposits represent various accounts of the owners of the Bank. Deposit ownership entitles the members to vote in the annual elections of the board of directors and on other corporate matters. Members are permitted to cast one vote for each $100, or fraction thereof, of the withdrawal value of the members’ accounts up to a maximum of 1,000 votes. Members’ deposits are subordinated to all other liabilities of the Bank upon liquidation. Interest on members’ deposits is based on available earnings at the end of an interest period and is not guaranteed by the Bank. Interest rates are set by the Bank’s Asset-Liability Management Committee.

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

Advertising costs - The Bank expenses advertising costs as they are incurred. Advertising expenses were $230,000 and $187,000, respectively for the years ended December 31, 2008 and 2007.

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

The components of other comprehensive income and related tax effects are as follows:

	2008	2007

Unrealized holding gain (loss) on available-for-
sale securities	$(1,204,005)	$117
Net unrealized losses	(1,204,005)	117
Tax effect	408,287	-

Net-of-tax amount	$(795,718)	$117

The components of accumulated other comprehensive gain (loss) and related tax effects are as follows:

	2008	2007

Net unrealized gain (loss) on
available-for-sale securities	$(1,200,844)	$3,161
Tax effect	408,287	-

Net-of-tax amount	$(792,557)	$3,161

Employee stock ownership plan - The Bank sponsors a leveraged ESOP. Under Statement of Position No. 93-6, Employers’ Accounting for Employer Stock Ownership Plans, as shares are committed to be released, compensation expense is recorded equal to the market price of the shares, and the shares become outstanding for purposes of earnings per share calculations. Cash dividends on allocated shares (those credited to ESOP participants’ accounts) are recorded as a reduction of retained earnings and distributed directly to participants’ accounts. Cash dividends on unallocated shares (those held by the ESOP not yet credited to participants’ accounts) are used to pay administrative expenses and debt service requirements of the ESOP.  At December 31, 2008, there were 104,004 unallocated shares in the plan.  Shares released on December 31, 2008 totaled 11,556 and will be credited to plan participants’ accounts in 2009 (see Note 10).

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Earnings Per Share - Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the periods, which was 2,838,410 shares for the year ended December 31, 2008, and there were no shares outstanding for the year ended December 31, 2007.  ESOP shares are considered dilutive and outstanding for this calculation, unless unearned.  There are currently no potentially dilutive common shares issuable under stock options or other programs.  Common stock equivalent shares include the stock options and restricted stock awards under the 2008 Employee Stock Ownership Plan approved by the shareholders in January 2008.

Recently Issued Accounting Pronouncements - In December 2007, FASB issued SFAS No. 141 (revised), Business Combinations. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquired entity and the goodwill acquired. Furthermore, acquisition-related and other costs will now be expensed rather than treated as cost components of the acquisition. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We do not expect the adoption of SFAS No. 141R will have a material impact on our consolidated financial statements as related to business combinations consummated prior to January 1, 2009. We expect the adoption of SFAS No. 141R will increase the costs charged to operations for acquisitions consummated on or after January 1, 2009.

In June 2008, FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 concludes that nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This statement is effective for fiscal years beginning after December 15, 2008, to be applied retrospectively. Certain of the Company’s nonvested restricted stock awards qualify as participating securities as described under this pronouncement.

In October 2008, FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No. 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP does not change existing generally accepted accounting principles. This FSP was effective immediately upon issuance, including prior periods for which financial statements have not been issued. The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

On January 12, 2009, FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. FSP EITF 99-20-1 addresses certain practice issues in EITF No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, by making its other-than-
temporary impairment assessment guidance consistent with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. FSP EITF 99-20-1 removes the reference to the consideration of a market participant’s estimates of cash flows in EITF 99-20, and instead requires an assessment of whether it is probable, based on current information and events, that the holder of the security will be unable to collect all amounts due according to the contractual terms. If it is probable that there has been an adverse change in estimated cash flows, an other-than-temporary impairment is deemed to exist, and a corresponding loss shall be recognized in earnings equal to the entire difference between the investment’s

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

carrying value and its fair value at the balance sheet date of the reporting period for which the assessment is made. This FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

Reclassifications - Certain amounts reported in prior years’ and quarters’ financial statements have been reclassified to conform to the current presentation. The results of the reclassifications are not considered material and have no effect on previously reported net income and earnings per share.

Subsequent Event - Subsequent to year end the FDIC voted to amend the restoration plan for the Deposit Insurance Fund (DIF).  The FDIC took action to ensure the continued strength of the insurance fund by imposing a special assessment on insured institutions, implementing changes to the risk-based assessment system and setting rates beginning the second quarter of 2009.  The Bank has not completed a full evaluation of the impact but believes its deposit insurance premium assessments will increase from their current levels

2.            CASH AND DUE FROM BANKS

Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances either as cash on hand or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The reserve balances were $500,000 at December 31, 2008 and 2007.

At December 31, 2008 and 2007, $0 and $83,350, respectively, of interest-bearing deposits at other financial institutions were restricted as part of the Bank’s contract with its credit card service provider.

3.           INVESTMENTS

The amortized cost and approximate fair value were as follows:

		Gross Unrealized			Estimated
	Amortized		Losses Less	Losses Greater	Fair
AFS Securities	Cost	Gains	Than 1 Year	Than 1 Year	Value
December 31, 2008
Agency mortgage-backed securities	$2,007,166	$21,596	$-	$-	$2,028,762
Non-agency mortgage-backed securities	8,123,476	-	(1,222,440)	-	6,901,036
Total AFS Investments	$10,130,642	$21,596	$(1,222,440)	$-	$8,929,798

December 31, 2007
Agency mortgage-backed securities	$68,084	$3,161	$-	$-	$71,245

Management evaluates on a quarterly basis each available-for-sale and held-to-maturity investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.  Management has determined that none of our securities were other-than-temporarily impaired at December 31, 2008.

INVESTMENTS (CONT’D)

Investments as of December 31, 2008, are mortgage-backed securities with contractual maturities between 2022 and 2036. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations.

Investments as of December 31, 2007 are mortgage-backed securities with contractual maturities in 2032. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations.

AFS Securities	Par	Amortized Cost	Market Value	Unrealized Loss

Agency mortgage backed-securities	$1,975,211	$2,007,166	$2,028,762	-
Non-agency mortgage backed securities	$8,729,154	$8,123,476	6,901,036	(1,222,440)
	$10,704,365	$10,130,642	$8,929,798	(1,222,440)

At December 31, 2008, the Bank had 8 securities with a gross unrealized loss totaling $1.2 million in our available-for-sale portfolio with a fair value of $6.9 million that had an unrealized loss for less than one year.  Temporarily impaired securities have lower market values as a result of an increase in credit spreads and are expected to regain their value as the securities near maturity and/or credit spreads decline.

There were no securities sold for the years ending December 31, 2008 and 2007, respectively.

There were $2,029,000 and $0 securities pledged to the Washington State Public Funds at December 31, 2008 and December 31, 2007, respectively. There were $1,985,000 and $0 securities pledged to the FHLB of Seattle at December 31, 2008 and December 31, 2007, respectively.

4.  LOANS

The composition of the loan portfolio was as follows:

	2008	2007
Real estate loans
One- to four-family	$89,907,581	$83,965,522
Home equity	54,556,779	45,373,749
Commercial	48,729,582	25,013,481
Construction or development	12,220,170	8,621,743

	205,414,112	162,974,495
Consumer loans
Manufactured homes	22,722,664	22,495,034
Automobile	10,079,522	15,077,564
Other	7,871,022	8,818,012

	40,673,208	46,390,610

Commercial business loans	17,667,965	10,802,911

	263,755,285	220,168,016

Deferred loan origination (fees) costs	(42,488)	65,431
Allowance for loan losses	(1,305,950)	(827,688)

Total loans, net	$262,406,847	$219,405,759

The following is an analysis of the change in the allowance for loan losses:

	2008	2007

Balance, beginning of year	$827,688	$822,393
Provision for loan losses	1,110,000	250,000
Loans charged off	(791,089)	(483,760)
Recoveries	159,351	239,055

Balance, end of year	$1,305,950	$827,688

There were $1,252,000 and $418,000 of non-accrual loans at December 31, 2008 and 2007, respectively.  The non-accrual loans at December 31, 2008 consisted of $471,000 in commercial real estate loans, $258,000 in one- to four-family mortgage loans, $340,000 in home equity loans and $59,000 in construction loans. Additionally, we had non-accrual consumer and commercial business loans of $63,000 and $61,000, respectively.  The Bank does not accrue interest on loans past due 90 days or more.   If interest on these loans had been accrued, such interest income would have been approximately $56,000 and $12,000 for the years ended December 31, 2008 and 2007, respectively.

LOANS (CONT'D)

There were $4,577,000 of impaired loans at December 31, 2008 with a total specific allocation of the allowance for loan losses of $581,000.  There were $1,992,000 of impaired loans at December 31, 2007 with a total specific allocation of the allowance for loan losses of $223,000. The average balance of impaired loans was $4,041,000 and $2,860,000 during 2008 and 2007. Interest income that would have been recognized on impaired loans if not impaired was $56,000 and $12,000 during 2008 and 2007. Additionally, at December 31, 2008, there were no commitments to lend additional funds to borrowers whose loans were classified as non-accrual or impaired.  Included in impaired loans at December 31, 2008 and 2007 were troubled debt restructurings of $550,000 and $0, respectively.

As a result of new or continuing delinquencies and ongoing credit evaluations during the period subsequent to December 31, 2008, $1,144,000 of additional loans were added to nonaccrual status and $1,027,000 of additional loans were subject to troubled debt restructurings.

In the ordinary course of business, the Bank makes loans to its directors and officers. Certain loans to directors, officers, and employees are offered at discounted rates as compared to other customers as permitted by federal regulations. Employees, officers, and directors are eligible for mortgage loans with an adjustable rate that resets annually to 1% over the rolling cost of funds. Employees and officers are eligible for consumer loans that are 1% below the market loan rate at the time of origination. Loans to directors and officers at December 31, 2008 and 2007 totaled approximately $5,123,000 and $5,448,000, respectively. During 2008, loan advances and repayments totaled approximately $1,316,000 and $1,641,000 respectively, on these loans. During 2007, loan advances and repayments totaled approximately $2,665,000 and $1,651,000, respectively, on these loans.

On June 30, 2006, the Bank sold its credit card portfolio for approximately $13,900,000. The gain recognized on the sale of the portfolio was approximately $2,300,000. As part of the purchase and sale agreement, the Bank continued to service the loans until January 19, 2007. The unpaid principal balances of loans serviced related to the credit card portfolio as of December 31, 2008 and 2007 approximated $0 and $0, respectively.

At December 31, 2008 and 2007, respectively, loans totaling $2,366,000 and $330,000 represent real estate secured loans that have loan-to-value ratios above supervisory guidelines.

5.         LOAN SERVICING

The unpaid principal balances of loans serviced for Federal National Mortgage Association (FNMA) at December 31, 2008 and 2007, totaled approximately $141,499,000 and $132,829,000, respectively, and are not included in the Bank’s financial statements.

A summary of the change in the balance of mortgage servicing assets is as follows:

	2008	2007

Balance, beginning of year	$864,946	$867,562
Servicing assets recognized during the year	396,934	247,481
Amortization of servicing assets	(341,608)	(250,097)
Valuation Allowance	(57,126)	-

Balance, end of year	$863,146	$864,946

LOAN SERVICING (CONT'D)

The fair value of mortgage servicing rights was $863,146 and $1,248,590 at December 31, 2008 and 2007, respectively.

The key economic assumptions used in determining the fair value of mortgage servicing rights are as follows:

	2008	2007
Prepayment speed (PSA)	381%	217%
Weighted-average life (years)	3.2	5.1
Yield to maturity discount rate	9.0%	10.0%

6.  PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	2008	2007
Leasehold improvements	$1,831,776	$1,552,684
Furniture and equipment	1,927,094	1,670,571

	3,758,870	3,223,255
Accumulated depreciation and amortization	(2,222,128)	(1,818,402)

	1,536,742	1,404,853
Fixed assets in process	8,963	-

	$1,545,705	$1,404,853

Depreciation and amortization expense for the years ended December 31, 2008 and 2007 amounted to $404,382 and $331,551 respectively.

The Bank leases office space in several buildings. Generally, operating leases contain renewal options and provisions requiring the Bank to pay property taxes and operating expenses over base period amounts. All rental payments are dependent only upon the lapse of time.

Minimum rental payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

YEAR ENDING
DECEMBER 31,	AMOUNT

2009	$619,755
2010	526,626
2011	511,325
2012	525,356
2013	519,026
Thereafter	2,572,025

$5,274,113

PREMISES AND EQUIPMENT (CONT'D)

The total rental expense for the years ended December 31, 2008 and 2007 for all facilities leased under operating leases was approximately $627,000 and $538,000, respectively.

7.  DEPOSITS

Deposits are summarized as follows:

	2008	2007

Savings accounts	$13,109,252	$11,696,050
Checking accounts	33,226,202	45,289,355
Money market accounts	51,744,024	39,754,145
Time certificates of deposit accounts	124,480,739	106,051,649

	$222,560,217	$202,791,199

Scheduled maturities of time certificates of deposit are as follows:

YEAR ENDING
DECEMBER 31,	AMOUNT

2009	$90,145,651
2010	23,491,055
2011	7,646,519
2012	3,139,269
2013 and thereafter	58,245

$124,480,739

Savings accounts, checking accounts, money market accounts, and individual retirement savings accounts have no contractual maturity. Certificate accounts have maturities of five years or less.

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2008 and 2007 was approximately $107,851,000 and $50,295,000, respectively. During 2009, deposits in excess of $250,000 are not federally insured, except for non-interest demand deposits, which are fully insured.  After 2009, deposits in excess of $100,000 will not be federally insured, unless the higher levels of insurance in effect in 2009 are extended.

Deposits from related parties held by the Bank at December 31, 2008 and December 31, 2007, amounted to $965,000 and $1,154,000, respectively.

DEPOSITS (CONT'D)

Interest expense by deposit category is as follows:

	2008	2007

Savings accounts	$121,450	$130,603
Checking accounts	278,300	320,855
Money market accounts	984,636	1,478,458
Time certificates of deposit accounts	5,055,799	4,648,518

	$6,440,185	$6,578,434

8. FHLB ADVANCES

The Bank utilizes a loan agreement with the (FHLB) of Seattle. The terms of the agreement call for a blanket pledge of a portion of the Bank’s mortgage portfolio based on the outstanding balance. At December 31, 2008, the amount available to borrow under this agreement is approximately 20% of total assets, conditional upon meeting certain collateral and stock ownership requirements. The Bank had outstanding borrowings under this arrangement of $42,219,355 and $15,869,355 at December 31, 2008 and 2007, respectively.

Contractual principal repayments are as follows:

YEAR ENDING
DECEMBER 31,	AMOUNT

2009	$22,219,355
2010	10,000,000
2011	10,000,000

$42,219,355

	2008	2007	2006
	(Dollars in thousands)
Maximum balance:
FHLB advances	$56,119	$34,519	$24,485

Average balances:
FHLB advances	$38,474	$26,511	$19,824

Weighted average interest rate:
FHLB advances	2.73%	4.63%	4.84%

9.  EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per share for the year ended December 31:

Numerator:	2008
Net income	$261,575

Denominator:

Denominator for basic net income per share:
Weighted average shares	2,838,410
Effect of dilutive common stock equivalents	-
Denominator for diluted net income per share	2,838,410

Basic net income per share	$0.09

Diluted net income per share	$0.09

For the years ended December 31, 2008, there were no non-dilutive securities included in the calculation for earnings per share.  Shares outstanding and earnings per share information is not meaningful for prior periods.  The Company did not complete their minority offering until January 8, 2008.

10.  EMPLOYEE BENEFITS

The Bank has a 401(k) pension plan that allows employees to defer a portion of their salary into the 401(k) plan. The Bank contributes 1% of employees’ base salary and matches a portion of employees’ salary deferrals. Pension costs are accrued and funded on a current basis. The Bank contributed $117,000 and $98,000 to the plan for the years ended December 31, 2008 and 2007, respectively.

The Bank also offers a deferred compensation plan for designated senior managers, which provides benefits payable at age 65. Under certain circumstances, benefits are payable to designated beneficiaries.

Contributions to the plan are discretionary, and monies set aside to fund the plan are currently held in certificate of deposit accounts at the Bank and at December 31, 2008 and 2007 approximated $161,000 and $177,000, respectively. The Bank contributed $13,000 and $11,000 to the plan for the years ended December 31, 2008 and 2007, respectively.

Effective in 2007, the board of directors adopted a supplemental executive retirement plan (SERP) to provide certain members of senior management with additional retirement income. These payments are subject to a non-compete clause. The SERP is an unfunded, non-contributory defined benefit plan evidenced by an Executive Long Term Compensation Agreement between the recipients and the Bank. The SERP is subject to a vesting schedule and payments do not begin until after retirement. The SERP provides for earlier payments in the event of death or disability. In the event of an involuntary termination

EMPLOYEE BENEFITS (CONT'D)

without cause or a change in control of the Bank, the recipients are entitled immediately to the accrued liability under the SERP (with any applicable cutback for payments after a change in control as required by Section 280(G) of the Internal Revenue Code). As of December 31, 2008, the accrued liability for the SERP was $264,000 and is included in other liabilities on the consolidated balance sheet. The expense was $148,000 for the year ended December 31, 2008.

In 2008, the board of directors adopted and shareholders approved an equity incentive plan.  The plan permits the grant of restricted stock and stock options. Under the plan 144,455 shares of common stock have been approved for stock options and stock appreciation right and 57,782 shares of common stock have been approved for restricted stock and restricted stock units. As of December 31, 2008, the Bank had not issued any rewards under the plan and there was no expense related to the plan for the year ended December 31, 2008.

On January 27, 2009, the Compensation Committee of the Board of Directors of the Company awarded shares of restricted stock and stock options to directors, executive officers and employees of the Company, and its wholly owned subsidiary, Sound Community Bank, pursuant to the Sound Financial, Inc. 2008 Equity Incentive Plan (the “Plan”). The Company granted 52,032 shares of restricted stock to certain directors and employees. The Company also granted 25,998 non-qualified stock options and 82,400 incentive stock options to certain directors and employees. The Plan was approved by shareholders at the special meeting of shareholders held on November 19, 2008.

All of the awards will vest in 20 percent annual increments over the next five years. The options are exercisable for a period of 10 years from the date of grant, subject to vesting. Half of the stock options granted to each of the individuals indicated above were at an exercise price of $7.35, which was the fair market value of the Company’s common stock on the grant date. The remaining half of the stock options granted to each of the individuals indicated above were at an exercise price of $8.50, which was $1.15 above the fair market value of the Company’s common stock on the grant date. The vesting date for options and restricted stock is accelerated in the event of the grantee’s death, disability or a change in control of the Company or the Bank.

In January 2008, the Employee Stock Ownership Plan borrowed $1,155,600 from the Company to purchase common stock of the Company. The loan is being repaid principally from the Bank’s contributions to the ESOP over a period of ten years. The interest rate on the loan is fixed at 4.0% per annum.  As of December 31, 2008, the remaining balance of the ESOP loan was $1,060,000.

At December 31, 2008, the ESOP was committed to release 11,556 shares of the Company’s common stock to participants and held 104,004 unallocated shares remaining to be released in future years.  The fair value of the 104,004 restricted shares held by the ESOP trust was $741,000 at December 31, 2008.  ESOP compensation expense included in salaries and benefits was $97,603 for the year ended December 31, 2008.

11.  INCOME TAXES

The components of the provision for income taxes are as follows:

	2008	2007

Current	$331,095	$154,986
Deferred	(286,000)	(93,000)

Provision for income taxes	$45,095	$61,986

The provision for federal income taxes differs from that computed at the statutory tax rate of 34% as follows:

Provision at statutory rate	$104,268	$129,580
Tax-exempt income	(71,156)	(67,754)
Other	11,983	160

	$45,095	$61,986

Federal Tax Rate	34.0%	34.0%
Tax exempt rate	(23.2)	(17.8)
Other	3.9	0.1
Effective tax rate	14.7%	16.3%

The Bank’s total net deferred tax asset (liability), included on the consolidated balance sheets in accounts payable and other liabilities or in other assets, is as follows:

Deferred tax assets
Deferred compensation	$144,000	$100,000
Unrealized loss on securities	408,000	-
Nonaccrual interest	19,000	4,000
Charitable contributions	58,000	-
Allowance for loan losses	115,000	(73,000)
Other, net	19,000	-

Total deferred tax assets	763,000	31,000

Deferred tax liabilities

FHLB stock	142,000	142,000
Prepaid expenses	36,000	57,000
Depreciation	70,000	(12,000)
Unrealized gain on securities	-	1,000
Deferred loan fees and costs	253,000	276,000

Total deferred tax liabilities	501,000	464,000

Net deferred tax asset (liability)	$262,000	$(433,000)

INCOME TAXES (CONT’D)

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  The Company had no unrecognized tax benefits which would require an adjustment to the January 1, 2007 beginning balance of retained earnings.  The Company had no unrecognized tax benefits at January 1, 2007 and at December 31, 2008.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense.  During the years ended December 31, 2008 and 2007, the Company recognized no interest and penalties.

The Company or its subsidiary files an income tax return in the U.S. federal jurisdiction, and various states.  With few exceptions, the Company is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2005.

The Company has a contribution carryforward for tax reporting purposes.  The approximate amount of this carryforward as of December 31, 2008 is $170,000 eligible to off set future federal income taxes.  The contribution carryforward will expire in 2013 if not utilized.

12.  MINIMUM REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined) and Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 2008 and 2007, the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank declared a dividend of $0.04 per common share on January 28, 2009. The dividend will be paid on February 25, 2009 to shareholders of record on February 10, 2009.

MINIMUM REGULATORY CAPITAL REQUIREMENTS (CONT’D)

The Bank’s actual capital amounts (in thousands) and ratios as of December 31, 2008 and 2007 are presented in the following table:

						To Be Well Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2008
Total Capital
(to Risk-Weighted Assets)	$25,686	12.40%	$16,569	>	8.0%	$20,712	>	10.0%
Tier I Capital
(to Risk-Weighted Assets)	$24,393	11.77%	$ 8,285	>	4.0%	$12,427	>	6.0%
Tier I Capital
(to Average Assets)	$24,393	8.31%	$11,740	>	4.0%	$14,675	>	5.0%

As of December 31, 2007
Total Capital
(to Risk-Weighted Assets)	$16,716	10.52%	$12,708	>	8.0%	$15,885	>	10.0%
Tier I Capital
(to Risk-Weighted Assets)	$15,885	10.00%	$6,354	>	4.0%	$ 9,531	>	6.0%
Tier I Capital
(to Average Assets)	$15,885	6.70%	$9,479	>	4.0%	$11,848	>	5.0%

Regulatory capital levels reported above differ from the Bank’s total capital, computed in accordance with accounting principles generally accepted in the United States (GAAP) as follows (in thousands):

	2008	2007

Equity	$23,587	$15,888
Accumulated other comprehensive
(income) loss	793	(3)

Total Tier 1 capital	$24,380	$15,885

Allowance for loan and lease losses	$1,306	$828
Unrealized gain on AFS securities	-	3

Total capital	$25,686	$16,716

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Securities - Estimated fair values for securities are obtained from quoted market prices where available. Where quoted market prices are not available, estimated fair values are based on matrix pricing models provided by an outside independent source.

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

Deposits - The estimated fair value of deposit accounts (savings, checking, and money market accounts) is the carrying amount. The fair value of fixed-maturity time certificates of deposit are estimated by discounting the estimated cash flows using the current rate at which similar certificates would be issued.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS (CONT'D)

The estimated fair value of the Bank’s financial instruments is summarized as follows:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$5,607,800	$5,607,800	$6,104,963	$6,104,963
Securities available-
for-sale	$8,929,798	$8,929,798	$71,245	$71,245
Mortgage servicing rights	$920,271	$863,146	$864,946	$1,248,711
FHLB stock	$2,444,000	$2,444,000	$1,319,500	$1,319,500
Loans, net	$263,362,442	$263,167,112	$219,405,759	$218,709,207
Accrued interest receivable	$1,219,645	$1,219,645	$1,051,476	$1,051,476

Financial liabilities
Demand deposits	$98,079,478	$98,079,478	$96,739,550	$96,739,550
Time deposits	$124,480,739	$123,280,368	$106,051,649	$106,504,696
FHLB advances	$42,419,355	$41,909,153	$15,869,355	$15,884,249
Accrued interest payable	$259,757	$259,757	$210,518	$210,518
Advance payments from
borrowers for taxes
and insurance	$330,318	$330,318	$254,213	$254,213

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

As discussed in Note 1, FAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

FAIR VALUE OF FINANCIAL INSTRUMENTS (CONT'D)

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

Loans Held for Sale: Residential mortgage loans held for sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. These loans are classified as Level 2 and are measured on a nonrecurring basis.  At December 31, 2008, loans held for sale were carried at cost.

Mortgage Servicing Rights: The fair value of mortgage servicing rights is estimated using a discounted cash flow model. These assets are classified as Level 3. At December 31, 2008, mortgage servicing rights are carried at fair market value.

Impaired Loans: From time to time, and on a nonrecurring basis, fair value adjustments to collateral dependent loans are recorded to reflect partial write-downs based on the current appraised value of the collateral or internally developed models which contain management’s assumptions.

Other Real Estate Owned and Foreclosed Assets: Other real estate owned and foreclosed assets consists principally of properties acquired through foreclosure or repossession and are carried at the lower of cost or estimated market value less selling costs.  Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell.

FAIR VALUE OF FINANCIAL INSTRUMENTS (CONT'D)

The following table presents the balances of assets measured at fair value on a recurring basis at December 31, 2008:

	Fair Value at December 31, 2008
Description	Total	Level 1	Level 2	Level 3
Available for Sale Securities	$8,929,798	$ -	$5,676,787	$ 3,253,011

The following table presents the balance of assets measured at fair value on a nonrecurring basis at December 31, 2008, and the total losses resulting from these fair value adjustments for the twelve months ended December 31, 2008:

	Fair Value at December 31, 2008				December 31, 2008
Description	Total	Level 1	Level 2	Level 3	Total Losses
Mortgage Servicing Rights	$ 863,146	$ -	$ 863,146	$ -	$ 57,126
OREO and Foreclosed Assets	$1,724,567	$ -	$ -	$1,724,567	$ 33,500
Impaired Loans	$4,577,080	$ -	$ -	$4,577,080	$ 581,177

For mortgage servicing rights, the loss represents the difference between amortized cost and the net present value of future cash flows. For impaired loans, the impairments on collateral dependent loans for fair value adjustments based on the fair value of the collateral.

There were no material liabilities carried at fair value, measured on a recurring or nonrecurring basis, at December 31, 2008.

14. CONCENTRATIONS OF CREDIT RISK

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

15. COMMITMENTS AND CONTINGENT LIABILITIES

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to

COMMITMENTS AND CONTINGENT LIABILITIES (CONT'D)

expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Financial instruments whose contract amount represents credit risk were as follows:

	2008	2007

Unused home equity lines of credit	$22,959,662	$19,989,961
Unused personal line of credit	2,856,705	3,192,912
Unused business line of credit	6,312,060	9,171,216
Undisbursed portion of loans closed	1,811,247	2,324,413
Irrevocable letters of credit	2,283,450	1,575,000
Residential mortgage commitments	5,608,700	1,406,242

	$41,831,824	$37,659,744

At December 31, 2008, fixed rate loan commitments totaled $3,196,500 and had a weighted average interest rate of 4.80%. At December 31, 2007, fixed rate loan commitments totaled $1,406,242 and had a weighted average interest rate of 6.22%.

Commitments for credit may expire without being drawn upon. Therefore, the total commitment amount does not necessarily represent future cash requirements of the Bank. These commitments are not reflected in the financial statements.

In the ordinary course of business, the Bank sells loans without recourse that may have to be subsequently repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults, and fraud. When a loan sold to an investor without recourse fails to perform, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Bank may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are not defects, the Bank has no commitment to repurchase the loan. As of December 31, 2008 and 2007, the maximum amount of these guarantees totaled $141,499,000 and $132,829,000, respectively. These amounts represent the unpaid principal balances of the Bank’s loans serviced for others’ portfolios. The Bank has recorded no reserve to cover loss exposure related to these guarantees. In January 2007, the Bank received a request from Fannie Mae to repurchase one loan that was not fully conforming to their standards. The amount of the loan repurchased was approximately $154,000 and the Bank recorded a loss of $750 on the repurchase transaction. No loans were repurchased for the year ended December 31, 2008.

The Bank pays certain medical, dental, prescription, and vision claims for its employees, on a self-insured basis. The Bank has purchased stop-loss insurance to cover claims that exceed stated limits and has recorded estimated reserves for the ultimate costs for both reported claims and claims incurred but not reported, which are not considered significant at December 31, 2008 and 2007.

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

COMMITMENTS AND CONTINGENT LIABILITIES (CONT'D)

LEGAL PROCEEDINGS - In November 2007, Visa Inc. (“Visa”) announced that it had reached a settlement with American Express and Discover Card related to antitrust lawsuits. The Company and other Visa member banks are obligated to fund the settlement and share in losses resulting from this litigation. The Company is not a party to the Visa litigation and its liability arises solely from the Bank’s membership interest in Visa, Inc.

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

As a result of Visa’s initial public offering, we received $154,000 in proceeds from a mandatory partial redemption of our restricted Class B common stock, which is recorded in gain on sale of investment. As of December 31, 2008, the Company owns 5,699 shares of Class B common stock. These shares are restricted and may not be transferred until the later of (1) three years from the date of the initial public offering or (2) the period of time necessary to resolve the covered litigation. A conversion ratio of 0.71429 was established for the conversion rate of Class B shares into Class A shares. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

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

None.

Item 9A(T).                                Controls and Procedures.

(a)           Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2008, was carried out under the supervision and with the participation of the our Chief Executive Officer, Principal Financial Officer and several other members of our senior.  Our Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We intend to continually review and evaluate the design and effectiveness of the Company's disclosure controls and procedures and to improve the Company's controls and procedures over time and to correct any deficiencies that we may discover in the future.  The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business.  While we believe the present design of the disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

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

 (b)           Management’s Report on Internal Control Over Financial Reporting

The management of Sound Financial, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements.  All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls.  Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, we concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation of our independent registered public accounting firm regarding internal controls over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)           Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended December 31, 2008, that have materially affected, or as reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors

Information concerning the Company’s directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2009, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

Scott V. Boyer became Senior Vice President-Retail Banking on July 1, 2008.  A Form 3 reflecting his appointment as an executive officer who owned no shares should have been filed on or before July 11, 2008, but was not filed until November 7, 2008.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners (except with respect to Mr. Boyer’s late filing) were complied with.

Code of Ethics

The Company adopted a written Code of Ethics based upon the standards set forth under Item 406 of Regulation S-K of the Securities Exchange Act.  The Code of Ethics applies to all of the Company’s directors, officers and employees.  A copy of the Company’s Code of Ethics was filed as Exhibit 14 to this Annual Report on Form 10-K for the year ended December 31, 2008.  A copy of the Code of Ethics is available on our website at www.soundcb.com under “Investor Relations – Governance” or free of charge from the Company by writing to our Corporate Secretary at Sound Financial, Inc., 2005 5th Avenue, Suite 200, Seattle, Washington, 98121 or by calling (206) 448-0884.

Nomination Procedures

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Item 11.  Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2009,

except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2009, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

The following table sets forth information as of December 31, 2008, with respect to compensation plans under which shares of common stock were issued.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan

Equity Incentive Plan approved by Security Holders	---(1)	$ ---	202,237(2)

Equity Incentive Plan Not Approved by Security Holders	---	---	---

(1)
On October 10, 2008, the Company’s shareholders approve an equity incentive plan providing for the issuance of stock options, restricted stock and stock appreciation rights.  No awards were made under this plan in 2008.  However a number of awards were made on January 27, 2009.

(2)	Consists of stock options and stock appreciation rights covering up to 144,455 shares of common stock and restricted stock and restricted stock units covering up to 57,782 shares of common stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions, our independent directors and our audit and nominating committee charters is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2009, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14.  Principal Accounting Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2009, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) List of Financial Statements

The following are contained in Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2008 and 2007
Consolidated Statements of Income for the Years Ended December 31, 2008 and 2007
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2008, and 2007
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007
Notes to Consolidated Financial Statements

(a)(2) List of Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3) List of Exhibits:
Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

3.1	Charter	*
3.2	Bylaws	**
4	Instruments defining the rights of security holders, including indentures: Form of Sound Financial, Inc. Common Stock Certificate	**

9	Voting Trust Agreement	None
10.1	Employment Agreement with Laura Lee Stewart	*
10.2	Executive Long Term Compensation Agreement with Laura Lee Stewart	*
10.3	Executive Long Term Compensation Agreement with Patricia Floyd	*
10.4	Sound Incentive Compensation Achievement Plan	*
10.5	Summary of Annual Bonus Plan	*
10.6	Summary of Quarterly Bonus Plan	*
10.7	Director Fee Arrangements for 2009	10.7
10.8	Sound Financial, Inc. 2008 Equity Incentive Plan	10.8
10.9	Form of Incentive Stock Option Agreement under the 2008 Equity Incentive Plan	+
10.10	Form of Non-Qualified Stock Option Agreement under the 2008 Equity Incentive Plan	+
10.11	Form of Restricted Stock Agreement under the 2008 Equity Incentive Plan	+
11	Statement re computation of per share earnings	None
14	Code of Business Conduct and Ethics	***
16	Letter re change in certifying accountant	None
18	Letter re change in accounting principles	None
21	Subsidiaries of the registrant	*
22	Published report regarding matters submitted to vote of security holders	None
23	Consents of Independent Registered Public Accounting Firm - Moss Adams LLP	23
24	Power of Attorney	None
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2
32	Section 1350 Certification	32

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

***	Filed as an exhibit to the Company’s Form 10-K filed on March 31, 2008. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
+	Filed as an Exhibit to the Company’s Form 8K filed on January 29, 2009. Such previously filed document in incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(b)  Exhibits - Included, see list in (a)(3).

(c)  Financial Statements Schedules - None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sound Financial, Inc.

Date: March 30, 2009	By:	/s/ Laura Lee Stewart
Laura Lee Stewart, President and Chief Executive Officer
Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Laura Lee Stewart	/s/ Tyler K. Myers
Laura Lee Stewart, President and Director	Tyler K. Myers, Chairman of the Board
(Principal Executive Officer)

Date: March 30, 2009	Date: March 30, 2009

/s/ David S. Haddad, Jr.	/s/ Robert F. Carney
David S. Haddad, Jr., Director	Robert F. Carney, Director

Date: March 30, 2009	Date: March 30, 2009

/s/ Debra Jones	/s/ Milton L. McMullen
Debra Jones, Director	Milton L. McMullen, Director

Date: March 30, 2009	Date: March 30, 2009

/s/ Rogelio Riojas	/s/ James E. Sweeney
Rogelio Riojas, Director	James E. Sweeney, Director

Date: March 30, 2009	Date: March 30, 2009

/s/ Matthew P. Deines
Matthew P. Deines, Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 30, 2009

INDEX TO EXHIBITS

Number	Description

10.7	Director Fee Arrangements for 2009

10.8	Sound Financial Inc. 2008 Equity Incentive Plan

23	Consent of Independent Registered Public Accounting Firm - Moss Adams LLP

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification