Form 10-Q
period 2009-03-31
Sound Financial, Inc.
filed 2009-05-15
CIK 1410087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]  NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company X
(Do not check if smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [   ]    NO [ X ]

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date:

As of May 11, 2008, there were issued and outstanding 3,000,095 shares of the registrant’s common stock.

SOUND FINANCIAL, INC.
FORM 10-Q

PART I         FINANCIAL INFORMATION

Item 1           Financial Statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)
	MARCH 31, 2009	DECEMBER 31, 2008
ASSETS
Cash and cash equivalents	$6,418,754	$5,607,800
Securities available-for-sale (AFS), at fair value	12,823,617	8,929,798
Federal home loan bank (FHLB) stock, at cost	2,444,000	2,444,000
Loans held for sale	4,223,500	955,595
Loans	265,443,169	263,712,797
Less allowance for loan losses	(1,472,334)	(1,305,950)
Total loans, net	263,970,835	262,406,847

Accrued interest receivable	1,355,157	1,219,645
Premises and equipment, net	1,856,840	1,545,705
Bank-owned life insurance	6,261,055	6,195,055
Mortgage servicing rights	942,222	863,146
Other real estate owned	1,671,911	1,250,531
Other assets	1,441,747	2,079,177
Total assets	$303,409,638	$293,497,299

LIABILITIES
Deposits
Interest-bearing	$234,575,165	$209,583,218
Noninterest-bearing demand	15,242,637	13,176,999
Total deposits	249,817,802	222,760,217
FHLB advances	25,000,000	42,219,355
Accrued interest payable	252,014	259,757
Other liabilities	2,252,684	1,825,143
Advance payments from borrowers for taxes and insurance	568,661	330,319
Total liabilities	277,891,161	267,394,791
COMMITMENTS AND CONTINGENCIES (NOTE 4)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized	-	-
Common stock, $0.01 par value, 24,000,000 shares authorized, 3,000,095 shares issued and 2,896,091 outstanding as of March 31, 2009, and 2,948,063 shares issued and 2,844,059 shares outstanding as of December 31, 2008	30,001	29,480
Additional paid-in capital	11,773,001	11,936,035
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(1,040,040)	(1,057,997)
Retained earnings	16,009,461	15,987,547
Accumulated other comprehensive loss, net of tax	(1,253,946)	(792,557)
Total stockholders’ equity	25,518,477	26,102,508
Total liabilities and stockholders’ equity	$303,409,638	$293,497,299

                                  See notes to consolidated financial statements.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Income and Comprehensive Loss
(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008
INTEREST INCOME
Loans, including fees	$4,354,335	$3,772,432
Interest and dividends on investments, cash and cash equivalents	183,267	56,512

Total interest income	4,537,602	3,828,944

INTEREST EXPENSE
Deposits	1,655,966	1,708,104
FHLB advances	251,707	221,823

Total interest expense	1,907,673	1,929,927

NET INTEREST INCOME	2,629,929	1,899,017
PROVISION FOR LOAN LOSSES	450,000	160,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,179,929	1,739,017

NONINTEREST INCOME
Service charges and fee income	513,356	491,320
Earnings on cash surrender value of bank-owned life insurance	66,000	38,012
Mortgage servicing income	174,918	103,100
Gain on sale of investment	-	153,633
Loss on sale of assets	(192,864)	(28,775)
Gain (loss) on sale of loans	23,984	(26,276)

Total noninterest income	585,394	731,014

NONINTEREST EXPENSE
Salaries and benefits	1,397,815	1,116,612
Operations	809,744	688,937
Charitable contributions	17,186	213,551
Occupancy	270,176	226,991
Data processing	188,773	226,015

Total noninterest expense	2,683,694	2,472,106

INCOME (LOSS) BEFORE PROVISION
(BENEFIT) FOR INCOME TAXES	81,629	(2,075)
PROVISION (BENEFIT) FOR INCOME TAXES	6,650	(19,500)

NET INCOME	$74,979	$17,425

UNREALIZED LOSS ON AVAILABLE-FOR-SALE SECURITIES	(461,389)	(63,823)

OTHER COMPREHENSIVE LOSS, NET OF TAX	(386,410)	(46,398)
BASIC EARNINGS PER SHARE	$0.03	$0.01
DILUTED EARNINGS PER SHARE	$0.03	$0.01

                          See notes to consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
	THREE MONTHS ENDED
	MARCH 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$74,979	$17,425
Adjustments to reconcile net income to net cash from operating activities
Accretion of discount on investments	(33,627)	(4,315)
Provision for loan losses	450,000	160,000
Depreciation and amortization	113,421	93,828
Additions to mortgage servicing rights	(211,609)	(88,302)
Amortization of mortgage servicing rights	132,533	67,726
Stock-based compensation expense	30,000	-
Increase in cash surrender value of bank owned life insurance	(66,000)	(38,012)
Proceeds from sale of mortgage loans	21,883,576	8,344,592
Originations of mortgage loans held for sale	(25,175,465)	(10,868,942)
Loss on sale of other real estate owned	25,716	28,775
(Gain) loss on sale of loans	23,984	26,276
Changes in operating assets and liabilities:
Accrued interest receivable	(135,512)	(6,839)
Other assets	875,115	687,390
Accrued interest payable	(7,743)	35,123
Accounts payable and other liabilities	397,540	1,534

Net cash from operating activities	(1,623,092)	(1,543,741)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of available for sale investments	377,585	10,625
Purchase of available for sale investments	(4,936,851)	(4,991,291)
Net increase in loans	(2,643,270)	(8,979,972)
Net improvements to other real estate owned	(15,345)	(108,678)
Proceeds from sale of other real estate owned	197,532	195,419
Purchases of premises and equipment	(424,556)	(133,498)

Net cash from investing activities	(7,444,905)	(14,007,395)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	27,057,585	(3,248,494)
Proceeds from FHLB advances	-	10,000,000
Repayment of FHLB advances	(17,219,355)	(150,000)
Net proceeds from stock issuance	-	10,809,915
Repurchase of common stock	(144,556)	-
Cash dividends paid	(53,065)
Net change in advances from borrowers for taxes and insurance	238,342	193,779

Net cash from financing activities	9,878,951	17,605,200
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	810,954	2,054,064

CASH AND CASH EQUIVALENTS, beginning of period	5,607,800	6,104,963

CASH AND CASH EQUIVALENTS, end of period	$6,418,754	$8,159,027

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid on deposits and FHLB advances	$1,915,416	$1,894,804
Net transfer of loans to other real estate owned	$629,283	$272,984

                                           See notes to consolidated financial statements.

SOUND FINANCIAL, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

The accompanying financial information is unaudited and has been prepared from the consolidated financial statements of Sound Financial, Inc. (“Sound Financial” or the “Company”) and its wholly owned subsidiary, Sound Community Bank (“the Bank”).  These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations.  In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods.  The results for the interim periods are not necessarily indicative of results for a full year.  For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2008, included in the Company's Annual Report on Form 10-K.

Certain amounts in the prior quarters’ financial statements have been reclassified to conform to the current presentation.  These classifications do not have an impact on previously reported net income, retained earnings or earnings per share.

Note 2 – Newly Issued But Not Yet Effective Accounting Standards

In April 2009, the FASB issued the following three FASB Staff Positions (“FSPs”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FSP Statement of Financial Accounting Standards (“SFAS”) 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly.  FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending on June 30, 2009.  Management is currently evaluating the effect that the provisions of FSP FAS 157-4 may have on our consolidated balance sheets and statements of income.

FSP SFAS 107-1 and Accounting Principals Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  The provisions of FSP SFAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009.  As FSP SFAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP SFAS 107-1 and APB 28-1 is not expected to affect our consolidated balance sheets or statements of income.

FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The provisions of FSP SFAS 115-2 and SFAS 124-2 are effective for the Company’s interim period ending on

SOUND FINANCIAL, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2009.  Management is currently evaluating the effect that the provisions of FSP SFAS 115-2 and SFAS 124-2 may have on our consolidated balance sheets and statements of income.

Note 3 – Fair Value Measurements

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

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

Valuation Methodologies

A description of the valuation methodologies used for certain financial assets and financial liabilities measured at fair value is as follows:

Available for Sale Securities: Available for sale securities are recorded at fair value based on quoted market prices, if available. If quoted market prices are not available, management utilizes third-party pricing services or broker quotations from dealers in the specific instruments. Level 1 securities include those traded on an active exchange, as well as U.S. government and its agencies securities. Level 2 securities include mortgage-backed securities and certain asset-backed securities. Level 3 securities include certain collateralized mortgage obligations (CMOs).

SOUND FINANCIAL, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Loans Held for Sale: Residential mortgage loans held for sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. These loans are classified as Level 2 and are measured on a nonrecurring basis.  At March 31, 2009, loans held for sale were carried at cost.

Mortgage Servicing Rights: The fair value of mortgage servicing rights is estimated using a discounted cash flow model. These assets are classified as Level 2.  At March 31, 2009, mortgage servicing rights are carried at amortized cost.

Impaired Loans: From time to time, and on a nonrecurring basis, fair value adjustments to collateral dependent loans are recorded to reflect partial write-downs based on the current appraised value of the collateral or internally developed models which contain management’s assumptions.

Other Real Estate Owned (“OREO”): OREO consists principally of properties acquired through foreclosure and are carried at the lower of cost or estimated market value less selling costs.  Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell.

The following table presents the balances of assets measured at fair value on a recurring basis at March 31, 2009:

	Fair Value at March 31, 2009
Description	Total	Level 1	Level 2	Level 3
Available for Sale Securities	$12,823,617	-	$9,246,747	$3,576,870

The following table presents the balance of assets measured at fair value on a nonrecurring basis at March 31, 2009, and the total losses resulting from these fair value adjustments for the three months ended March 31, 2009:

	Fair Value at March 31, 2009				Three Months Ended
					March 31, 2009
Description	Total	Level 1	Level 2	Level 3	Total Losses
Loans Held for Sale	$4,223,500	-	$4,223,500	-	-
Mortgage Servicing Rights	$942,222	-	$942,222	-	-
OREO and Foreclosed Assets	$2,021,583	-	-	$2,021,583	$ 25,715
Impaired Loans	$9,837,026	-	-	$9,837,026	$ 283,816
Total	$17,024,331	-	$5,165,722	$11,858,609	$ 309,531

The loss represents impairments on collateral dependent loans, OREO, and foreclosed assets for fair value adjustments based on the fair value of the collateral.  Foreclosed assets are included in other assets on the consolidated balance sheet.

There were no material liabilities carried at fair value, measured on a recurring or nonrecurring basis, at March 31, 2009.

SOUND FINANCIAL, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 – Commitments and Contingencies

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

Note 5 – Legal Proceedings

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

As a result of Visa’s initial public offering, we received $154,000 in proceeds from a mandatory partial redemption of our restricted Class B common stock, which is recorded in gain on sale of investment in 2008.  As of March 31, 2009, the Company owns 5,699 shares of Class B common stock.  These shares are restricted and may not be transferred until the later of (1) three years from the date of the initial public offering or (2) the period of time necessary to resolve the covered litigation.  A conversion ratio of 0.71429 was established for the conversion rate of Class B shares into Class A shares.  If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio.  If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

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

In December 2008, Visa deposited additional funds into the escrow account to cover the remaining amount of the settlement.  The deposit of funds into the escrow account further reduced the conversion ratio applicable to Class B common stock outstanding from 0.71429 per Class A share to 0.6296 per Class A share.

As of March 31, 2009, the value of the Class A shares was $55.60 per share.  The value of unredeemed Class A equivalent shares owned by the Company was $199,000, and has not been reflected in the accompanying financial statements.

SOUND FINANCIAL, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the normal course of business, the Company occasionally becomes involved in various legal proceedings.  In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Note 6 - Loans

The composition of the loan portfolio, excluding loans held for sale, was as follows:

	March 31, 2009	December 31, 2008
Real estate loans
One- to four-family	$91,679,541	$89,907,581
Home equity	52,649,263	54,556,779
Commercial	52,121,954	48,729,582
Construction or development	12,890,814	12,220,170

	209,341,572	205,414,112
Consumer loans
Manufactured homes	22,314,208	22,722,664
Automobile	9,044,992	10,079,522
Other	7,377,234	7,871,022

	38,736,434	40,673,208

Commercial business loans	17,463,101	17,667,965

Deferred loan origination fees	(97,938)	(42,488)
Allowance for loan losses	(1,472,334)	(1,305,950)

Total loans, net	$263,970,835	$262,406,847

The following is an analysis of the change in the allowance for loan losses:

	Three Months Ended March 31,
	2009	2008
Balance at beginning of period	$ 1,305,950	$ 827,688
Provision for loan losses	450,000	160,000
Recoveries	27,293	42,988
Charge-offs	(310,909)	(153,849)
Balance at end of period	$ 1,472,334	$ 876,827

SOUND FINANCIAL, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2009 impaired loans without a valuation allowance were $6.6 million and impaired loans with a valuation allowance were $3.2 million.  The valuation allowance related to impaired loans totaled $675,000 as of March 31, 2009.  Forgone interest on nonaccrual loans for the three months ended March 31, 2009 was $61,000.  Included in impaired loans at March 31, 2009 were troubled debt restructurings of $2.6 million.  Additionally, at March 31, 2009, there were no commitments to lend additional funds to borrowers whose loans were classified as non-accrual or impaired.

There were $4.6 million of impaired loans at December 31, 2008 with a total specific allocation of the allowance for loan losses of $581,000.  The average balance of impaired loans was $4.0 million during 2008. Forgone interest on nonaccrual loans was $56,000 during 2008. Included in impaired loans at December 31, 2008 were troubled debt restructurings of $550,000.

Note 7 - FHLB Advances

The Bank utilizes a loan agreement with the FHLB of Seattle.  The terms of the agreement call for a blanket pledge of a portion of the Bank’s mortgage portfolio based on the outstanding balance.  At March 31, 9, the amount available to borrow under this agreement is approximately 25% of total assets, conditional upon meeting certain collateral and stock ownership requirements.  The Bank had outstanding borrowings under this arrangement of $25.0 million and $42.2 million at March 31, 9, and December 31, 8, respectively.

Note 8 – Earnings Per Share

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the periods which were 2,845,504 and 2,594,032 shares for the three month periods ended March 31, 2009 and 2008, respectively.  ESOP shares are considered outstanding for this calculation, unless unearned.  Diluted earnings per share is net income divided by the weighted average number of common shares outstanding, including dilutive restricted stock, during the periods which were 2,897,536 and 2,594,032 shares for the three month periods ended March 31, 2009 and 2008, respectively.  There were outstanding options to purchase 108,398, and 0 shares of common stock at March 31, 2009 and 2008, respectively that were considered antidilutive and were therefore excluded from the diluted earnings per share calculation.

Note 9 - Stock-Based Compensation

In November 2008, the Company’s shareholders approved the Sound Financial, Inc. 2008 Equity Incentive Plan (“Plan”).  The Plan provides for the grant of stock options, awards of restricted stock and stock appreciation rights.  Total compensation cost that has been charged against income for the Plan and the related income tax benefit was $30,000 and $10,000, respectively, for the three months ended March 31, 2009.

Stock Options

The Plan authorized the grant of stock options for up to 144,455 shares to its directors, officers and employees.  Option awards are granted with an exercise price of common stock equal to the market price of the Company’s common stock at the date of grant.  These option awards have a vesting period of no less than five years, with 20% vesting on the anniversary date of each grant date, and a contractual life of ten years.  Any unexercised stock options expire ten years after the grant date or one year after employment or service ends.  The Company has a policy of issuing new shares upon exercise.  Options for 108,398 shares of common stock were issued in January 2009.  Options for 36,057 shares of common stock remain available for grant under the Plan.

SOUND FINANCIAL, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of each option award is estimated on the date of grant using a Black-Scholes model that uses the assumptions noted in the table below.  The dividend yield is based on the current quarterly dividend in effect at the time of the grant.  Since the Company became a publicly-held company in January 2008, the amount of historical stock price information is limited.  As a result, the Company elected to use a weighted-average of its peers’ historical stock prices as well as the Company’s own historical stock prices to estimate volatility.  The
Company bases the risk-free interest rate on the U.S. Treasury Constant Maturity Indices in effect on the date of the grant.  The Company elected to use the Staff Accounting Bulletin No. 107, “Share-Based Payments” permitted by the Securities and Exchange Commission to calculate the expected term.  This method uses the vesting term of an option along with the contractual term, setting the expected life at a midpoint in between.

The fair value of options granted during 2009 was determined using the following weighted-average assumptions as of the grant date.

Annual dividend yield	2.20%
Expected volatility	30.00%
Risk-free interest rate	2.09%
Expected term	7.5 years
Weighted-average grant date fair value per option granted	$2.56

A summary of the Company’s stock option plan awards during the three month ended March 31, 2009 follows:

			Weighted- Average
		Weighted- Average	Remaining Contractual
	Shares	Exercise Price	Term in Years

Outstanding at the beginning of the year	-	$-
Granted	108,398	7.93
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2009	108,398	$7.93	9.83

Expected to vest assuming a 0% forfeiture rate over the vesting term	108,398	$7.93	9.83

As of March 31, 2009, there was $264,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized over the remaining weighted-average vesting period of 9.83 years.  No options were exercisable at March 31, 2009.

SOUND FINANCIAL, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock Awards

The Plan authorized the grant of restricted stock awards amounting to 57,782 shares to directors, officers and employees.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the date of grant.  The restricted stock awards’ fair value is equal to the value on the date of grant.  Shares awarded as restricted stock vest ratably over a five year period beginning at the grant date with 20% vesting on the anniversary date of each grant date.  In January 2009, 52,032 shares of restricted stock were issued.  There are 5,750 shares available under the Plan for additional restricted stock awards.  In November 2008, the Board of Directors authorized management to repurchase up to 57,782 shares of the Company’s outstanding stock over a twelve-month period in order to fund the restricted stock awards made under the Plan.  As of March 31, 2009, 20,200 shares have been repurchased under that repurchase plan.

A summary of the Company’s nonvested restricted stock awards for the quarter ended March 31, 2009 follows:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
	(Dollars in thousands, except share data)
Nonvested at January 1, 2009	-	-
Granted	52,032	$7.35
Vested	-	-
Forfeited	-	-
Nonvested at March 31, 2009	52,032	$7.35

Expected to vest assuming a 0% forfeiture
rate over the vesting term	52,032

    As of March 31, 2009, there were $365,000 of unrecognized compensation cost related to non-vested restricted stock granted under Plan.  The cost is expected to be recognized over the weighted-average veseting period of 4.83 years.

Note 10 – Subsequent Events

On April 29, 2009, we entered into a Purchase and Sales Agreement with 1st Security Bank of Washington (“1st Security”) whereby we agreed to purchase the assets and deposit-related liabilities of the Port Angeles 1st Security branch.  The transaction is expected to close on or around June 26, 2009, subject to regulatory approval.  As of March 31, 2009, total deposits to be acquired were approximately $21 million.  We will also acquire related personal overdraft lines of credit of approximately $200,000.  We will also acquire the real and personal property of the 1st Security branch located at 1405 Front Street, Port Angeles, WA 98362.

Item 2	Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Forward-Looking Statements

This Form 10-Q contains various forward-looking statements that are based on assumptions and describe our future plans and strategies and our expectations.  These forward-looking statements are generally identified by words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar words.  Our ability to predict results or the actual effect of future plans or strategies is uncertain.  Factors which could cause actual results to differ materially from those estimated include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of our loan and investment portfolios, demand for our loan products, deposit flows, our operating expenses, competition, demand for financial services in our market areas and accounting principles and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements, and you should not rely too much on these statements.  We do not undertake, and specifically disclaim, any obligation to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General

Sound Financial Inc. was incorporated on January 8, 2008, to hold all of the stock of the Bank, which converted from a state-charted credit union to a federally chartered savings bank in 2003.  Prior to that conversion, the Bank operated as Credit Union of the Pacific.

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

Sound Financial raised $12,971,480 in its public offering and after paying $1,005,000 in offering expenses, it contributed $8,000,000 to the Bank, lent $1,155,600 to fund its employee stock ownership plan’s purchase of shares in the offering, and retained the remaining $2,792,000 for working capital.

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

As part of our business, we focus on residential mortgage loan originations, many of which we sell to Fannie Mae.  We sell these loans with servicing retained to maintain the direct customer relationship and promote our emphasis on strong customer service.  We originated $25.2 million and $10.9 million in one- to four-family residential mortgage loans during the three months ended March 31, 2009 and 2008, respectively.  During these same periods, we sold $21.9 million and $8.3 million, respectively, of one- to four-family residential mortgage loans.

We offer a variety of deposit accounts, which are our primary source of funding for our lending activities.  In recent years, however, we have relied on FHLB advances to augment our deposits and fund the growth of interest earning assets.  We have implemented a strategy to use long-term FHLB advances to fund asset and loan growth and short-term FHLB advances to meet short-term liquidity needs.

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

See “Difficult market conditions and economic trends have adversely affected our industry and our business.” and “Recent legislative and regulatory initiatives to address these difficult market and economic conditions may not stabilize the U.S. banking system.” in Item 7 of our Form 10-K Annual Report for the year ended December 31, 2008 for information about economic conditions and recent Federal laws and regulations that impact our operations in 2009.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider our critical accounting policies to be those related to our allowance for loan losses, mortgage serving rights, other real estate owned, and deferred tax asset accounts.  The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of the evaluation in accordance with U.S. generally accepted accounting principles.  It is management’s best estimate of probable incurred credit losses in our loan portfolio.  Our methodologies for analyzing the allowance for loan losses, mortgage serving rights and other real estate owned are described in our Form 10-K Annual Report for the year ended December 31, 2008.

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

General.  Total assets increased by $9.9 million, or 3.4%, to $303.4 million at March 31, 2009 from $293.5 million at December 31, 2008.  The increase was primarily the result of a $4.8 million, or 1.8%, increase in our loan portfolio, including loans held for sale, from $263.4 million at December 31, 2008 to $268.2 million at March 31, 2009.  The increase also was the result of a $4.8 million increase in cash, cash equivalents and securities during the first three months of 2009.  This increase in total assets was funded primarily by a $27.3 million net increase in deposits during the three months ended March 31, 2009.

Loans.  Our loan portfolio, including loans held for sale, increased $4.8 million, or 1.8%, to $268.2 million at March 31, 2009, from $262.4 million at December 31, 2008.  This increase in our loan portfolio consisted primarily of a $3.4 million (7.0%) increase in commercial real estate loans, a $1.7 million (2.0%) increase in one- to four-family loans, which was offset by a $1.9 million (4.7%) decrease in consumer loans and a $1.9 million (3.5%) decrease in home equity loans.  The $3.4 million, or 7.0%, increase in commercial real estate loans during the three months ended March 31, 2009 is consistent with our strategy to diversify our loan portfolio and increase the amount of generally higher-yielding commercial loans in our portfolio.  The $1.9 million or 3.5% decrease in home equity loans is primarily a result of consumers taking advantage of historically low interest rates and refinancing their homes.  The $1.9 million or 4.8% decrease in consumer loans is a result of the general state of the economy which is heavily impacting auto, RV, and other consumer purchases.  The overall slowdown in the national housing market and the pressures of the sub-prime market failures have begun to have an impact on housing and employment in the Puget Sound area.

           Allowance for Loan Losses.  Our allowance for loan losses at March 31, 2009, was $1.5 million, or 0.55%, of net loans receivable, compared to $1.3 million, or 0.50%, of net loans receivable at December 31, 2008.  The increase in the allowance for loan losses was due to a $450,000 provision for loan losses recorded during the three months ended March 31, 2009, partially offset by net charge-offs of non-performing loans totaling $311,000.  This provision was made as a result of increases in our commercial and first mortgage loan portfolios in the 2009 period, as compared to the 2008 period and an evaluation of prevailing housing and other market conditions.  Non-performing loans increased to $1.4 million at March 31, 2009, from $1.3 million at December 31, 2008.  Non-performing loans to total loans increased to 0.53% at March 31, 2009, from 0.48% at December 31, 2008.  Other real estate owned increased by $421,000, or 33.7% to $1.7 million at March 31, 2009, compared to $1.3 million as of December 31, 2008.  This increase is a result of three additional properties taken back by the Bank in the quarter and only one sale.  The Company believes that higher non-performing assets and charge-offs will continue going forward until the housing market and general market conditions begin to recover.

Cash, Cash Equivalents and Securities.  Cash and cash equivalents increased by $811,000, or 14.4%, to $6.4 million at March 31, 2009.  Our securities portfolio consists of mortgage-backed securities, all of which are designated as available-for-sale and FHLB stock, which is carried at cost.  The securities portfolio increased by $3.9 million, or 34.2%, to $15.3 million at March 31, 2009 from $11.4 million at December 31, 2008.  This increase reflects the purchase of agency mortgage-backed securities, which were obtained as collateral for public deposits.  Included in our investment portfolio are $6.9 million in non-agency mortgage-backed securities.  These securities present a level of credit risk that does not exist currently with agency backed securities which are guaranteed by the United States government. In order to monitor the risk of these securities, management receives a credit surveillance report which considers various factors for each security including original credit scores, loan to value, geography, delinquency and loss history.  The report also evaluates the underlying loans within the security to project future losses based on various home price depreciation scenarios over a three year horizon.  Based on this analysis, management does not expect to incur any principal loss on any of these investments as of March 31, 2009.

Deposits.  Total deposits increased by $27.0 million, or 12.3%, to $249.8 million at March 31, 2009, from $222.8 million at December 31, 2008.  Time deposits increased $19.6 million, while savings and money market accounts increased $6.1 million. Demand deposits and interest-bearing checking accounts increased $392,000 during the three months ended March 31, 2009.  The increase in time deposits, savings and money market accounts reflect a bank-wide emphasis to generate additional low-cost deposits.

Borrowings.  Federal Home Loan Bank advances decreased $17.2 million, or 41.1%, to $25.0 million at March 31, 2009 from $42.2 million at December 31, 2008.  These paydowns were a result of our deposit growth which allowed the Bank to pay off its entire balance of short-term advances.  The weighted average cost of new borrowings as of March 31, 2009 was 3.66%, while our weighted average cost of deposits was 2.64% at that date.

Equity.  Total equity decreased $584,000, or 2.2%, to $25.5 million at March 31, 2009, from $26.1 million at December 31, 2008.  This reflects a $461,000 increase in accumulated other comprehensive loss and a $144,000 decrease in paid in capital.  The decrease in paid in capital was a result of the repurchase of approximately 20,200 shares in conjunction with the Bank’s 2008 Equity Incentive Plan.

Comparison of Results of Operation for the Three Months Ended March 31, 2009 and 2008

General.  Net income increased $58,000 to $75,000 for the three months ended March 31, 2009, compared to $17,000 for the three months ended March 31, 2008.  The primary reasons for this increase was a $441,000 increase in net interest income after provision for loan losses, which was offset by a $146,000 decrease in non-interest income and a $212,000 increase in non-interest expense.

Interest Income.  Interest income increased by $709,000, or 18.5%, to $4.5 million for the three months ended March 31, 2009 from $3.8 million for the three months ended March 31, 2008.  The increase in interest income for the period reflects higher overall loan balances, strong residential refinance activity, an increase in the amount of commercial loans at generally higher rates, and higher securities balances during the 2009 period.

The weighted average yield on loans decreased from 6.72% for the three months ended March 31, 2008, to 6.60% for the three months ended March 31, 2009.  The decrease was primarily the result of the decrease in the prime interest rate and the 1-year Treasury bill rate, which we use to set and adjust rates for certain variable rate loans.  We anticipate our weighted average yield on loans will improve as we continue to emphasize higher yielding commercial real estate and business loans. However, this improvement will also depend on the movement of the prime interest rate and our ability to manage credit risk.

Interest Expense.  Interest expense decreased $22,000, or 1.1%, to $1.9 million for the three months ended March 31, 2009, from $1.9 million for the three months ended March 31, 2008.  The decrease for the period resulted primarily from the lower interest rates paid on deposits as a result of the falling interest rate environment.  The decrease in interest expense for the 2009 period reflects lower interest rates paid on new and renewed certificates of deposit and money market accounts in the current interest rate environment but was partially offset by increased borrowing costs on our FHLB advances.  Our weighted average cost of interest-bearing liabilities was 2.8% for the three months ended March 31, 2009, compared to 3.6% for the same period in 2008.

Interest paid on deposits decreased $52,000, or 3.1%, to $1.7 million for the three months ended March 31, 2009, as compared to $1.7 million for the three months ended March 31, 2008.  The decrease for the three month period resulted primarily from a decrease in the weighted average cost of deposits. We experienced a 76 basis point decrease in the average rate paid on deposits during the three months ended March 31, 2009 compared to the same period in 2008.  This decrease in average rates were a result of the repricing of matured certificates of deposit that the Bank was able to retain at significantly lower rates as well as lower interest rates paid on savings and money market accounts.

Interest expense on FHLB advances increased $30,000, or 13.5%, to $252,000 for the three months ended March 31, 2009 from $222,000 for the three months ended March 31, 2008.  The increase resulted from an increase in the average balance of outstanding FHLB advances of $9.4 million, to $29.9 million for the three months ended March 31, 2009, from $20.5 million for the three months ended March 31, 2008.

Net Interest Income.  Net interest income increased $731,000, or 38.5%, to $2.6 million for the three months ended March 31, 2009, from $1.9 million for the three months ended March 31, 2008.  The increase in net interest income for the three-month period primarily resulted from higher yields earned on our expanding commercial loan portfolio, increased income from investments, and decreased interest expense on deposits as a result of the falling interest rate environment.  Our net interest margin was 3.8% for the three months ended March 31, 2009,which is an increase from the 3.4% for the three months ended March 31, 2008.

Provision for Loan Losses.  We establish provisions for loan losses, which are charged to earnings, at a level required to reflect management’s best estimate of the probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, peer group data, prevailing economic conditions, and other current factors.  Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions and other relevant data.  Loans for which management has concerns about the borrowers’ ability to repay, are evaluated individually, and specific loss allocations are provided for these loans when necessary.

A provision of $450,000 was made during the three months ended March 31, 2009, compared to provision of $160,000 during the three months ended March 31, 2008.  The higher provision was primarily attributable to increases in net charge-offs, increases in our commercial loan portfolio, an increase in our overall loan portfolio and a decline in market conditions in the areas where we do business.

At March 31, 2009, the annualized ratio of net charge-offs to average loans increased 23 basis points to 0.43% from 0.20% at March 31, 2008.  The ratio of non-performing loans to total loans increased from 0.04% at March 31, 2008 to 1.14% at March 31, 2009.

Noninterest Income.  Noninterest income decreased $146,000, or 19.9%, to $585,000 for the three months ended March 31, 2009, from $731,000 for the three months ended March 31, 2008.  The primary reasons for this decrease was an increase in losses on sale of repossessed assets of $193,000 and a $154,000 decrease in gains on investment sales which were partially offset by a $72,000 increase in the mortgage servicing income as a result of a recent increase in refinance mortgages due to the historically low interest rate environment, a $50,000 increase in the gain on loans sold to Fannie Mae, a $28,000 increase in the cash surrender value of BOLI and a $122,000 increase in service charges and fee income.

 The decrease of $154,000 in gains on investment sales was primarily a result of sale on investments resulting from the mandatory redemption of a portion of our Class B Visa, Inc. shares as part of Visa's initial public offering.  The Bank obtained its Visa shares, because it was a long-time Visa member, prior to the sale of its credit card portfolio in 2006.  We continue to own 5,699 shares of Visa Class B shares that are convertible into Class A shares.  Each Class B share currently is convertible into 0.6296 Class A shares, which are traded on the New York Stock Exchange.  The amount of Class A shares the Bank could realize upon conversion of its Class B shares are expected to change as VISA issues additional Class A shares to fund the escrow account to cover the remaining amount of the Discover settlement.  The Class B shares carry a three-year lock-up provision and may not be converted or redeemed during that period. If those shares could be converted as of March 31, 2009, they would have a market value of approximately $199,000.

Noninterest Expense.  Noninterest expense increased $212,000, or 8.6%, to $2.7 million for the three months ended March 31, 2009, compared to $2.5 million for the three months ended March 31, 2008.  The increase in the period was primarily the result of an increase in salaries and benefits of $281,000.  This increase was due to additional FTE’s compared to 2008 as well as expenses related to the 2008 Equity Incentive Plan.  These increases were offset by a $196,000 decrease in charitable expenses and a $37,000 decrease in data processing expenses resulting from streamlining certain data processing functions.  The charitable expenses from the prior period were primarily the result of our $200,000 charitable contribution to Sound Community Foundation (a non-stock Washington corporation we founded in connection with our stock offering).

Income Tax Expense (Benefit).  For the three months ended March 31, 2009, we incurred income tax expense of $6,650 on our pre-tax income as compared to an income tax benefit of $19,500 for the three month period ended March 31, 2008.

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

A summary of our off-balance sheet commitments to extend credit at March 31, 2009, is as follows:

Off-balance sheet loan commitments:
Commitments to make loans	$ 11,949,000
Undisbursed portion of loans closed	2,549,000
Unused lines of credit	31,081,000
Irrevocable letters of credit	1,858,000
Total loan commitments	$47,437,000

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

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for funds (particularly withdrawals of deposits).  At March 31, 2009, the Company had $19.2 million in cash and investment securities available for sale and $4.2 million in loans held for sale which are generally available for its short-term cash needs.  We can also generate funds from borrowings, primarily FHLB.  At March 31, 2009, the Bank had the ability to borrow an additional $40.7 million in FHLB advances.

At March 31, 2009, we had $47.4 million in outstanding loan commitments, including unused lines of credit and unfunded letters of credit.  Certificates of deposit scheduled to mature in one year or less at March 31, 2009, totaled $115.6 million and have a weighted average cost of 3.7%.  It is management’s policy to maintain deposit rates that are competitive with other local financial institutions.  Based on this management strategy and our own experience, we believe that a majority of maturing deposits will remain with the Bank.  We do not utilize wholesale or brokered deposits to meet our funding needs.

Capital

The Bank is subject to minimum capital requirements imposed by the Office of Thrift Supervision (“OTS”).  Based on its capital levels at March 31, 2009, the Bank exceeded these requirements as of that date and continues to exceed them as of the date of this filing.  Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the capital categories of the OTS.  Based on capital levels at March 31, 2009, the Bank was considered to be well-capitalized.  Management monitors the capital levels of the Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well-capitalized” institutions.

The following table shows the capital ratios of the Bank at March 31, 2009:

	Actual		Minimum Capital Requirements		Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Core Capital (to total adjusted assets)	$25,492	8.40%	$12,137	4.00%	$15,172	5.00%
Core Capital (to risk-weighted assets)	$25,492	11.98%	$8,508	4.00%	$12,762	6.00%
Risk-Based Capital (to risk-weighted assets)	$26,964	12.68%	$17,016	8.00%	$21,270	10.00%

Item 3     Quantitative and Qualitative Disclosures About Market Risk

Not required; the Company is a smaller reporting company.

Item 4     Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act") as of March 31, 2009, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We intend to continually review and evaluate the design and effectiveness of the Company’s disclosure controls and procedures and to improve the Company’s controls and procedures over time and to correct any deficiencies that we may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business. While we believe the present design of the disclosure controls and procedures is effective to achieve this goal, future events affecting our business may cause the Company to modify its disclosure controls and procedures.

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

(b)	Changes in Internal Controls over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the quarter ended March 31, 2009, that has materially affected, or is likely to materially affect our internal control over financial reporting.

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

Item 2          Unregistered Sales of Equity Securities and use of Proceeds

(a)           Recent Sales of Unregistered Securities

Nothing to report.

(b)           Use of Proceeds

Nothing to report.

 (c)           Stock Repurchases

On November 24, 2008, the Company announced that its Board of Directors had authorized management to repurchase up to 57,782 shares of the Company’s outstanding stock over a twelve-month period.  The repurchased shares were to be used to fund the restricted stock portion of our 2008 Equity Incentive Plan.

Information on the shares repurchased under this repurchase plan during the first quarter of 2009 is as follows:

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Minimum Number of Shares that May Yet Be Purchased Under the Plan

				57,782	(1)
January 1 - 31, 2009	19,200	$ 7.08	19,200	38,582
February 1 - 28, 2009	1,000	7.10	1,000	37,582
March 1 - 31, 2009	-	-	-	37,582
	20,200	$ 7.08	20,200	37,582

(1)	Amount represents the number of shares available to be repurchased under the Plan as of the close of business on December 31, 2008.

Item 3        Defaults Upon Senior Securities

Nothing to report.

Item 4        Submission of Matters to a Vote of Security Holders

Nothing to report.

Item 5.       Other Information

Nothing to report.

Item 6                                                                             Exhibits
Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
3.1	Charter.	*
3.2	Bylaws	**
4	Form of Stock Certificate for Common Stock of Sound Financial, Inc.	**
10.1	Employment Agreement with Laura Lee Stewart	*
10.2	Executive Long Term Compensation Agreement with Laura Lee Stewart	*
10.3	Executive Long Term Compensation Agreement with Patricia Floyd	*
10.4	Sound Community Incentive Compensation Achievement Plan	*
10.5	Summary of Annual Bonus Plan	*
10.6	Summary of Quarterly Bonus Plan	*
10.7	Director Fee Arrangements for 2009	***
10.8	Sound Financial, Inc. 2008 Equity Incentive Plan	+
10.9	Form of Incentive Stock Option Agreement under the 2008 Equity Incentive Plan	+
10.10	Form of Non-Qualified Stock Option Agreement under the 2008 Equity Incentive Plan	+
10.11	Form of Restricted Stock Agreement under the 2008 Equity Incentive Plan	+
31.1	Rule 13a–14(a) Certification of Chief Executive Officer	31.1
31.2	Rule 13a–14(a) Certification of Chief Financial Officer	31.2
32	Section 1350 Certification	32
*	Filed as an exhibit to the Company's Form SB–2 registration statement filed on September 20, 2007 (File No.333–146196) pursuant to Section 5 of the Securities Act of 1933.
**
Filed as an exhibit to Pre-effective Amendment No. 1 to the Company's Form SB–2 registration statement filed on November 2, 2007 (File No.333–146196) pursuant to Section 5 of the Securities Act of 1933.

***	Filed as an exhibit to the Company’s Form 10-K filed on March 31, 2009.
+	Filed as an exhibit to the Company’s Form 8-K filed on January 29. 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUND FINANICAL, INC.

May 15, 2009	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President and Chief Executive Officer

May 15, 2009	By:	/s/ Matthew P. Deines
Matthew P. Deines
Executive Vice President and
Chief Financial Officer