Form 10-Q
period 2009-06-30
Sound Financial, Inc.
filed 2009-08-14
CIK 1410087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number:     000-52889

SOUND FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

United States	26-0776123
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2005 5th Avenue, Second Floor, Seattle, Washington	98121
(Address of principal executive offices)	(Zip Code)

(206) 448-0884
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

As of August 10, 2009, there were 3,000,095 shares of the registrant’s common stock outstanding.

SOUND FINANCIAL, INC.
FORM 10-Q
TABLE OF CONTENTS
Page Number
PART IFINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	1
Consolidated Statements of Operations and Comprehensive Income (Loss) For the Three-Month and Six-Month Periods ended June 30, 2009 and 2008 (unaudited)	2
Consolidated Statements of Cash Flows For the Six-Month Periods Ended June 30, 2009 and 2008 (unaudited)	3
Selected Notes to Consolidated Financial Statements	4
Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.Quantitative and Qualitative Disclosures About Market Risk	28
Item 4T.Controls and Procedures	28
PART II OTHER INFORMATION
Item 1. Legal Proceedings	29
Item 1A Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	30
Item 4. Submission of Matters to a Vote of Security Holders	30
Item 5. Other Information	30
Item 6. Exhibits	30
SIGNATURES
EXHIBITS

i

PART I     FINANCIAL INFORMATION

Item 1       Financial Statements
SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Balance Sheets
	JUNE 30, 2009	DECEMBER 31, 2008
ASSETS	(unaudited)	(unaudited)
Cash and cash equivalents	$5,286,453	$5,607,800
Securities available-for-sale (AFS), at fair value	21,935,754	8,929,798
Federal Home Loan Bank (FHLB) stock, at cost	2,444,000	2,444,000
Loans held for sale	4,822,200	955,595
Loans	278,831,447	263,712,797
Less allowance for loan losses	(1,885,950)	(1,305,950)
Total loans	276,945,497	262,406,847

Accrued interest receivable	1,509,477	1,219,645
Premises and equipment, net	2,443,454	1,545,705
Bank-owned life insurance	6,327,055	6,195,055
Mortgage servicing rights	1,136,515	863,146
Other real estate owned and repossessed assets	1,011,302	1,724,567
Other assets	1,008,056	2,079,177
Total assets	$324,869,763	$293,497,299

LIABILITIES
Deposits
Interest-bearing	$239,488,297	$209,583,218
Noninterest-bearing demand	15,454,612	13,176,999
Total deposits	254,942,909	222,760,217
Borrowings	41,400,000	42,219,355
Accrued interest payable	243,243	259,757
Other liabilities	2,463,240	1,825,143
Advance payments from borrowers for taxes and insurance	292,479	330,319
Total liabilities	299,341,871	267,394,791
COMMITMENTS AND CONTINGENCIES (NOTE 4)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized	-	-
Common stock, $0.01 par value, 24,000,000 shares authorized, 3,000,095 shares issued and 2,896,091 outstanding as of June 30, 2009, and 2,948,063 shares issued and 2,844,059 shares outstanding as of December 31, 2008	30,001	29,480
Additional paid-in capital	11,691,041	11,936,035
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(1,040,040)	(1,057,997)
Retained earnings	15,653,556	15,987,547
Accumulated other comprehensive loss, net of tax	(806,666)	(792,557)
Total stockholders’ equity	25,527,892	26,102,508
Total liabilities and stockholders’ equity	$324,869,763	$293,497,299
                                  See notes to consolidated financial statements.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2009	2008	2009	2008
INTEREST INCOME
Loans, including fees	$4,493,352	$3,916,894	$8,847,687	$7,689,326
Interest and dividends on investments,
and cash equivalents	245,079	145,058	428,347	201,570

Total interest income	4,738,431	4,061,952	9,276,034	7,890,896

INTEREST EXPENSE
Deposits	1,599,647	1,526,876	3,255,614	3,234,980
Other interest expense	250,386	317,568	502,093	539,391

Total interest expense	1,850,033	1,844,444	3,757,707	3,774,371

NET INTEREST INCOME	2,888,398	2,217,508	5,518,327	4,116,525

PROVISION FOR LOAN LOSSES	925,000	350,000	1,375,000	510,000

NET INTEREST INCOME
AFTER PROVISION FOR LOAN LOSSES	1,963,398	1,867,508	4,143,327	3,606,525

NONINTEREST INCOME
Service charges and fee income	476,318	466,155	989,673	957,475
Earnings on cash surrender value
of bank-owned life insurance	66,000	40,735	132,000	78,747
Mortgage servicing income	284,985	71,653	459,904	174,753
Gain on sale of investment	-	-	-	153,633
Gain (loss) on sale of loans	52,189	(1,402)	76,173	(30,177)
Loss on sale of assets	(361,712)	(19,523)	(554,575)	(45,799)

Total noninterest income	517,780	557,618	1,103,175	1,288,632

NONINTEREST EXPENSE
Salaries and benefits	1,310,380	1,186,494	2,708,195	2,303,106
Operations	844,274	678,610	1,594,335	1,312,800
FDIC and OTS assessment	321,682	54,157	381,365	108,904
Charitable contributions	15,918	18,819	33,104	232,370
Occupancy	264,586	250,711	534,762	477,702
Data processing	208,667	165,133	397,440	391,148

Total noninterest expense	2,965,507	2,353,924	5,649,201	4,826,030

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(484,329)	71,202	(402,699)	69,127

PROVISION (BENEFIT) FOR INCOME TAXES	(181,489)	9,000	(174,839)	(10,500)

NET INCOME (LOSS)	$(302,840)	$62,202	$(227,860)	$79,627

UNREALIZED GAIN (LOSS) ON SECURITIES, NET OF TAX	$447,280	$(83,785)	$(14,109)	$(147,608)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	$144,440	$(21,583)	$(241,969)	$(67,981)
BASIC EARNINGS (LOSS) PER SHARE	$(0.11)	$0.02	$(0.08)	$0.03
DILUTED EARNINGS (LOSS) PER SHARE	$(0.11)	$0.02	$(0.08)	$0.03

                          See notes to consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
	SIX MONTHS ENDED
	JUNE 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(227,860)	$79,627
Adjustments to reconcile net income (loss) to net cash from operating activities
(Accretion) amortization of net discount/premium on investments	(36,051)	(32,126)
Provision for loan losses	1,375,000	510,000
Depreciation and amortization	221,383	190,493
Additions to mortgage servicing rights	(515,169)	(70,531)
Amortization of mortgage servicing rights	241,800	62,842
Stock-based compensation expense	60,000	-
Increase in cash surrender value of bank-owned life insurance	(132,000)	(78,747)
Proceeds from sale of mortgage loans	51,423,705	14,574,058
Originations of mortgage loans held for sale	(55,214,137)	(18,192,572)
Gain (loss) on sale of loans	(76,173)	45,799
Loss on sale of assets	554,575	30,177
Changes in operating assets and liabilities:
Accrued interest receivable	(289,832)	(123,865)
Other assets	597,083	749,220
Accrued interest payable	(16,514)	37,268
Other liabilities	578,097	287,185

Net cash used in operating activities	(1,456,093)	(1,931,172)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of available for sale investments	1,362,078	336,969
Purchase of available for sale investments	(14,346,092)	(8,632,284)
Purchase of FHLB Stock	-	(584,000)
Net increase in loans	(17,303,070)	(22,198,049)
Net improvements to OREO and other repossessed assets	(81,047)	-
Proceeds from sale of OREO and other repossessed assets	1,629,159	195,000
Purchases of premises and equipment	(1,119,132)	(287,583)

Net cash used in investing activities	(29,858,104)	(31,169,947)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	32,182,692	(5,164,373)
Proceeds from borrowings	8,000,000	28,800,000
Repayment of borrowings	(8,819,355)	(300,000)
Net proceeds from stock issuance	-	10,756,915
Repurchase of common stock	(226,516)	-
Cash dividends paid	(106,131)	-
Net change in advances from borrowers for taxes and insurance	(37,840)	30,254

Net cash provided by financing activities	30,992,850	34,122,796
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(321,347)	1,021,677

CASH AND CASH EQUIVALENTS, beginning of period	5,607,800	6,104,963

CASH AND CASH EQUIVALENTS, end of period	$5,286,453	$7,126,640

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid on deposits and FHLB advances	$3,774,221	$3,737,103
Non-cash transfer to OREO and other repossessed assets	$1,389,420	$492,984

                                         See notes to consolidated financial statements.

SOUND FINANCIAL, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

The accompanying financial information is unaudited and has been prepared from the consolidated financial statements of Sound Financial, Inc. (“Sound Financial” or the “Company”) and its wholly owned subsidiary, Sound Community Bank (the “Bank”).  These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations.  In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) that are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods.  The results for the interim periods are not necessarily indicative of results for a full year.  For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2008, included in the Company's Annual Report on Form 10-K.

Certain amounts in the prior quarters’ financial statements have been reclassified to conform to the current presentation.  These classifications do not have an impact on previously reported net income, retained earnings or earnings per share.

Note 2 – Newly Issued Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements (“FAS 157”), when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  This FSP also amends APB

Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We expect SFAS 141(R) and related FSP FAS 141(R)-1 will have a material impact on our 3rd Quarter financial statements due to the acquisition of certain branch assets and deposits.  However, the nature and magnitude of the specific events will depend on the specific terms and size of the potential acquisition.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  The objective of this Statement is to establish principles and requirements for subsequent events and, in particular, the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transaction occurring after the balance sheet date in its financial statements and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.  This Statement is effective for interim and annual reporting periods ending after June 15, 2009, and did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of SFAS No.140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This Statement improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  This statement is effective for interim and annual reporting periods beginning after November 15, 2009, and is not expected to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  This Statement is effective for interim and annual reporting periods beginning after November 15, 2009, and is not expected to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy).  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and is not expected to have a material impact on our consolidated financial statements.

SOUND FINANCIAL, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 – Fair Value Measurements

SFAS No. 157, Fair value measurement, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

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

Valuation Methodologies

A description of the valuation methodologies used for certain financial assets and financial liabilities measured at fair value is as follows:

AFS Securities – AFS securities are recorded at fair value based on quoted market prices, if available. If quoted market prices are not available, management utilizes third-party pricing services or broker quotations from dealers in the specific instruments or based on discounted cash flow models. Level 1 securities include those traded on an active exchange, as well as U.S. government and its agencies securities. Level 2 securities include mortgage-backed securities and certain asset-backed securities. Level 3 securities include certain collateralized mortgage obligations (CMOs).

Loans Held for Sale - Residential mortgage loans held for sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. These loans are classified as Level 2 and are measured on a nonrecurring basis.  At June 30, 2009, loans held for sale were carried at cost.

SOUND FINANCIAL, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Mortgage Servicing Rights - The fair value of mortgage servicing rights is estimated using a discounted cash flow model. These assets are classified as Level 3.  At June 30, 2009, mortgage servicing rights are carried at fair value.

Impaired Loans - The fair value of collateral dependent loans is based on the current appraised value of the collateral or internally developed models which contain management’s assumptions.

Other Real Estate Owned (“OREO”) and Repossessed Assets - OREO and repossessed assets consist principally of properties acquired through foreclosure and are carried at the lower of cost or estimated market value less selling costs.  Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell.

The following table presents the balances of assets measured at fair value on a recurring basis at June 30, 2009:

Fair Value at June 30, 2009
Description	Total	Level 1	Level 2	Level 3
AFS Securities	$ 21,935,754	$ ---	$ 16,666,729	$ 5,269,025

For the six months ended June 30, 2009 transfers from Level 2 to Level 3 totaled $2.4 million.  There were no transfers from Level 3 to Level 2.

The following table presents the balance of assets measured at fair value on a nonrecurring basis at June 30, 2009, and the total losses resulting from these fair value adjustments for the six months ended June 30, 2009:

	Fair Value at June 30, 2009				Six Months Ended
					June 30, 2009
Description	Total	Level 1	Level 2	Level 3	Total Losses
Loans Held for Sale	$ 4,822,200	---	$ 4,822,200	$ ---	$ ---
Mortgage Servicing Rights	1,136,515	---	---	1,136,515	---
OREO and Repossessed Assets	1,011,302	---	---	1,011,302	564,752
Impaired Loans	8,835,320	---	---	8,835,320	795,001
Total	$ 15,805,337	---	$ 4,822,200	$ 10,983,137	$ 1,349,576

The loss represents impairments on collateral dependent loans, OREO, and repossessed assets for fair value adjustments based on the fair value of the collateral and realized losses on the sale of OREO and respossessed assets.

There were no material liabilities carried at fair value, measured on a recurring or nonrecurring basis, at June 30, 2009.

SOUND FINANCIAL, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

FSP SFAS No. 107-1, Interim Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments for which it is practicable to estimate fair value. As defined by SFAS No. 107.

The following methods and assumptions were used to estimate fair value of each class of financial instruments listed below:

Cash and cash equivalents, accrued interest receivable and payable, and advance payments from borrowers for taxes and insurance - The estimated fair value is equal to the carrying amount.

Securities – Available for sale securities are recorded at fair value based on quoted market prices, if available. If quoted market prices are not available, management utilizes third-party pricing services or broker quotations from dealers in the specific instruments or based on discounted cash flow models. Level 1 securities include those traded on an active exchange, as well as U.S. government and its agencies securities. Level 2 securities include mortgage-backed securities and certain asset-backed securities. Level 3 securities include certain collateralized mortgage obligations (CMOs).

Loans - The estimated fair value for all fixed rate loans (including loans held-for-sale) is determined by discounting the estimated cash flows using the current rate at which similar loans would be made to borrowers with similar credit ratings and maturities. The estimated fair value for variable rate loans is the carrying amount.

Mortgage Servicing Rights – The fair value of mortgage servicing rights is estimated using a discounted cash flow model.   These assets are classified as Level 2.  At June 30, 2009, mortgage servicing rights are carried at fair value.

FHLB stock - The estimated fair value is equal to the par value of the stock.

Deposits - The estimated fair value of deposit accounts (savings, demand deposit, and money market accounts) is the carrying amount. The fair value of fixed-maturity time certificates of deposit are estimated by discounting the estimated cash flows using the current rate at which similar certificates would be issued.

Borrowings - The fair value of FHLB and Federal Reserve Bank advances are estimated using discounted cash flow analyses, based on the Bank’s current incremental borrowing rates for similar types of borrowing arrangements.

Off-balance-sheet financial instruments - The fair value for the Bank’s off-balance-sheet loan commitments are estimated based on fees charged to others to enter into similar agreements taking into account the remaining terms of the agreements and credit standing of the Bank’s customers. The estimated fair value of these commitments is not significant.

SOUND FINANCIAL, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The estimated fair value of the Bank’s financial instruments is summarized as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$5,286,453	$5,286,453	$5,607,800	$5,607,800
AFS Securities	21,935,754	21,935,754	8,929,798	8,929,798
Mortgage servicing rights	1,136,515	1,136,515	920,271	863,146
FHLB stock	2,444,000	2,444,000	2,444,000	2,444,000
Loans, net	276,945,497	278,958,841	263,362,442	263,167,112
Accrued interest receivable	1,509,477	1,509,477	1,219,645	1,219,645

Financial liabilities:
Demand deposits	$107,300,966	$107,300,966	$98,079,478	$98,079,478
Time deposits	147,641,943	150,506,984	124,480,739	123,280,368
Borrowings	41,400,000	41,927,643	42,419,355	41,909,153
Accrued interest payable	243,243	243,243	259,757	259,757
Advance payments from
borrowers for taxes
and insurance	292,479	292,479	330,318	330,318

The Bank assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Bank’s financial instruments will change when interest rate levels change, which may be favorable or unfavorable to the Bank. Management attempts to match maturities of assets and liabilities to the extent necessary or possible to minimize interest rate risk. However, borrowers with fixed-rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Bank’s overall interest rate risk.

Note 4 – Commitments and Contingencies

In the normal course of operations the Bank engages in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.

SOUND FINANCIAL, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note  5 – Legal Proceedings

    In November 2007, Visa Inc. (“Visa”) announced that it had reached a settlement with American Express and Discover Card related to antitrust lawsuits. The Company and other Visa member banks were obligated to fund the settlement and share in losses resulting from this litigation.  The Company is not a party to the Visa litigation and its liability arises solely from the Bank’s membership interest in Visa, Inc.

    In the first quarter of 2008, Visa completed an initial public offering and the Company received $154,000 as part of a subsequent mandatory partial redemption of our Visa Class B shares.  Using the proceeds from this offering, Visa established a $3.0 billion escrow account to cover settlements, the resolution of pending litigation and related claims (“covered litigation”).

    As of June 30, 2009, the Company owned 5,699 shares of Class B common stock.  These shares are restricted and may not be transferred until the later of (i) three years from the date of the initial public offering or (ii) the period of time necessary to resolve the covered litigation.  A conversion ratio of 0.71429 was initially established for the conversion rate of Class B shares into Class A shares.  If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio.  If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.  In December 2008, Visa deposited additional funds into the escrow account to satisfy a settlement with Discover Card related to and antitrust lawsuit.  In July 2009, Visa deposited additional funds into the litigation escrow account to provide additional reserves to cover potential losses related to the two remaining litigation cases.  This deposit reduced the conversion ratio applicable to Class B shares outstanding from 0.71429 to 0.5824 per Class A share.

    As of June 30, 2009, the value of the Class A shares was $62.26 per share.  Using the new conversion ratio, the value of unredeemed Class A equivalent shares owned by the Company was $207,000, and has not been reflected in the accompanying financial statements.

    In the normal course of business, the Company occasionally becomes involved in various legal proceedings.  In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

SOUND FINANCIAL, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6 – Loans

The composition of the loan portfolio, excluding loans held for sale, was as follows:

	June 30, 2009	December 31, 2008	Percentage Increase/ (Decrease )
Real estate loans
One- to four-family	$100,787,504	$89,907,581	12.1%
Home equity	50,991,492	54,556,779	(6.5)
Commercial	60,050,345	48,729,582	23.2
Construction or development	12,169,036	12,220,170	(0.4)

	223,998,377	205,414,112	9.0
Consumer loans
Manufactured homes	21,592,531	22,722,664	(5.0)
Automobile	8,069,610	10,079,522	(19.9)
Other	7,810,110	7,871,022	(0.8)

	37,472,251	40,673,208	(7.9)

Commercial business loans	17,534,453	17,667,965	(0.8)

	279,005,081	263,755,285	5.8

Deferred loan origination fees	(173,634)	(42,488)	308.7
Allowance for loan losses	(1,885,950)	(1,305,950)	44.4

Total loans, net	$276,945,497	$262,406,847	5.5%

The following is an analysis of the change in the allowance for loan losses:

	Six Months Ended June 30,
	2009	2008
Balance at beginning of period	$1,305,950	$827,688
Provision for loan losses	1,375,000	510,000
Recoveries	72,152	77,855
Charge-offs	(867,152)	(469,211)
Balance at end of period	$1,885,950	$946,332

SOUND FINANCIAL, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2009, impaired loans without a valuation allowance were $3.7 million and impaired loans with a valuation allowance were $5.1 million.  The average balance of impaired loans was $9.3 million.  The valuation allowance related to impaired loans totaled $872,000 as of June 30, 2009.  Forgone interest on nonaccrual loans for the six months ended June 30, 2009 was $116,000.  Included in impaired loans at June 30, 2009 were troubled debt restructurings of $2.8 million.  Additionally, at June 30, 2009, there were no commitments to lend additional funds to borrowers whose loans were classified as non-accrual or impaired.

As of December 31, 2008 impaired loans without a valuation allowance were $3.0 million and impaired loans with a valuation allowance were $1.6 million.  The average balance of impaired loans was $4.0 million during 2008. The valuation allowance related to impaired loans totaled $582,000 as of December 31, 2008.  Forgone interest on nonaccrual loans was $56,000 during 2008. Included in impaired loans at December 31, 2008, were troubled debt restructurings of $550,000. Additionally, at December 31, 2008, there were no commitments to lend additional funds to borrowers whose loans were classified as non-accrual or impaired.

Note 7 – Investments

The amortized cost and approximate fair value of our AFS Securities were as follows:

		Gross Unrealized			Estimated
	Amortized		Losses 1 Year	Losses Greater	Fair
	Cost	Gains	or Less	Than 1 Year	Value
June 30, 2009
Agency mortgage-backed securities	$13,767,708	$127,424	$(39,657)	$-	$13,855,475
Non-agency mortgage-backed securities	9,390,198	-	(127,270)	(1,222,286)	8,080,279
Total	$23,157,906	$127,424	$(87,633)	$(1,222,286)	$21,935,754

December 31, 2008
Agency mortgage-backed securities	$2,007,166	$21,596	$-	$-	$2,028,762
Non-agency mortgage-backed securities	8,123,476	-	(1,222,440)	-	6,901,036
Total	$10,130,642	$21,596	$(1,222,440)	$-	$8,929,798

Management evaluates on a quarterly basis each available-for-sale and held-to-maturity investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.  Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities, the unrealized

SOUND FINANCIAL, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

losses on these investments are not considered other-than-temporarily impaired by management at June 30, 2009.

Investments as of June 30, 2009, were mortgage-backed securities with contractual maturities between 2018 and 2038. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations.

Investments as of December 31, 2008, were mortgage-backed securities with contractual maturities between 2022 and 2036. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations.

There were no securities sold for the periods ended June 30, 2009 and June 30, 2008.

There were $12.3 million and $2.0 million in securities pledged to the Washington State Public Funds at June 30, 2009 and December 31, 2008, respectively. There were $801,000 and $1,985,000 securities pledged as collateral to the FHLB of Seattle at June 30, 2009 and December 31, 2008, respectively.

Note 8 – Borrowings

The Bank utilizes a loan agreement with the FHLB of Seattle.  The terms of the agreement call for a blanket pledge of a portion of the Bank’s mortgage and commercial real estate portfolio based on the outstanding balance.  At June 30, 2009, the amount available to borrow under this agreement is approximately 35% of total assets, conditional upon meeting certain collateral and stock ownership requirements.  The Bank had outstanding borrowings under this arrangement of $33.4 million and $42.2 million at June 30, 2009, and December 31, 2008, respectively.

The Bank participates in the Federal Reserve Bank’s Borrower-in-Custody program, which gives the Bank access to the discount window.  The terms of the program call for a pledge of specific assets.  The Bank had outstanding borrowings under this program of $8.0 million at June 30, 2009, and $0 at December 31, 2008, respectively.

The Bank has access to a line of credit from the Pacific Coast Banker’s Bank.  This line of credit is equal to $2 million as of June 30, 2009.  The line has a one-year term and is renewable.  There was no balance on this line of credit as of June 30, 2009 and December 31, 2008.

Note 9 – Earnings Per Share

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the periods which were 2,846,948 and 2,710,886 shares for the six-month periods ended June 30, 2009 and 2008, respectively.  ESOP shares are considered outstanding for this calculation, unless unearned.  Diluted earnings per share is net income divided by the weighted average number of common shares outstanding, including dilutive common stock equivalents, during the periods, which were 2,898,980 and 2,710,886 shares for the six-month periods ended June 30, 2009 and 2008, respectively.  There were outstanding options to purchase 108,398 and no shares of common stock at June 30, 2009 and 2008, respectively which were considered antidilutive and were therefore excluded from the diluted earnings per share calculation.

SOUND FINANCIAL, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 – Stock-Based Compensation

In November 2008, the Company’s shareholders approved the Sound Financial, Inc. 2008 Equity Incentive Plan (“Plan”).  The Plan provides for the grant of stock options, awards of restricted stock and stock appreciation rights.  Total compensation cost that has been charged against income for the Plan and the related income tax benefit was $60,000 and $20,000, respectively, for the six months ended June 30, 2009.

Stock Options

The Plan authorized the grant of stock options for up to 144,455 shares to its directors, officers and employees.  Option awards are granted with an exercise price of common stock equal to the market price of the Company’s common stock at the date of grant or at a fixed price above market as determined by the Bank’s Compensation Committee.  These option awards have a vesting period of no less than five years, with 20% vesting on the anniversary date of each grant date, and a contractual life of ten years.  Any unexercised stock options expire ten years after the grant date or one year after employment or service ends.  The Company has a policy of issuing new shares upon exercise.

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

Since the Company became a publicly held company in January 2008, the amount of historical stock price information is limited.  As a result, the Company elected to use a weighted-average of its peers’ historical stock prices, as well as the Company’s own historical stock prices to estimate volatility.  The Company bases the risk-free interest rate on the U.S. Treasury Constant Maturity Indices in effect on the date of the grant.  The Company elected to use the Staff Accounting Bulletin No. 107, “Share-Based Payments” permitted by the Securities and Exchange Commission to calculate the expected term.  This method uses the vesting term of an option along with the contractual term, setting the expected life at a midpoint in between.

The fair value of options granted during 2009 was determined using the following weighted-average assumptions as of the grant date.

Annual dividend yield	2.20%
Expected volatility	30.00%
Risk-free interest rate	2.09%
Expected term	7.5 years
Weighted-average grant date fair value per option granted	$2.56

SOUND FINANCIAL, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a summary of the Company’s stock option plan awards during the six months ended June 30, 2009:

			Weighted-Average
		Weighted-Average	Remaining Contractual
	Shares	Exercise Price	Term in Years

Outstanding at the beginning of the year	-	$-
Granted	108,398	7.93
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2009	108,398	$7.93	9.59

Expected to vest, assuming a 0% forfeiture rate over the vesting term	108,398	$7.93	9.59

The aggregate intrinsic value of the stock options outstanding as of June 30, 2009 was $0.

As of June 30, 2009, there was $251,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized over the remaining weighted-average vesting period of 4.59 years.  No options were exercisable at June 30, 2009.

Restricted Stock Awards

The Plan authorized the grant of restricted stock awards amounting to 57,782 shares to directors, officers and employees.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the date of grant.  The restricted stock awards’ fair value is equal to the value on the date of grant.  Shares awarded as restricted stock vest ratably over a five-year period beginning at the grant date with 20% vesting on the anniversary date of each grant date.  In January 2009, 52,032 shares of restricted stock were issued.  There are 5,750 shares available under the Plan for additional restricted stock awards.  In November 2008, the Board of Directors authorized management to repurchase up to 57,782 shares of the Company’s outstanding stock over a twelve-month period in order to fund the restricted stock awards made under the Plan.  As of June 30, 2009, 32,200 shares have been repurchased under that repurchase plan.

SOUND FINANCIAL, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a summary of the Company’s nonvested restricted stock awards for the quarter ended June 30, 2009:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
	(Dollars in thousands, except per share data)

Nonvested at January 1, 2009	---	---
Granted	52,032	$7.35
Vested	---	---
Forfeited	---	---
Nonvested at June 30, 2009	52,032	$7.35

Expected to vest assuming a 0% forfeiture rate over the vesting term	52,032	$7.35

As of June 30, 2009, there was $347,000 of unrecognized compensation cost related to non-vested restricted stock granted under Plan.  The cost is expected to be recognized over the weighted-average vesting period of 4.59 years.

Note 11 – Subsequent Events

In June 2009, we entered into a Purchase and Assumption Agreement with 1st Security Bank of Washington (“1st Security”) in which the Bank agreed to purchase deposit-related loans and certain personal property and records at the Tacoma Office and will assume the deposits and lease at the branch facility.  This transaction includes the payment of a 2.25% deposit premium.  We plan to move the operations of our Lakewood Towne Center branch to the new Tacoma branch office during the fourth quarter of 2009.

In April 2009, we entered into a Purchase and Assumption Agreement with 1st Security for the acquisition of their Port Angeles Office.  In the transaction, we will purchase the office building for $750,000, the deposit-related loans and certain personal property and records at that office and will assume the deposits at the branch facility.  The transaction includes the payment of a 2.5% deposit premium.  We plan to move the operations of the acquired Port Angeles Office to our new branch location at 110 North Alder Street in Port Angeles, which opened in the third quarter of 2009.  We received regulatory approval to acquire these branches on July 31, 2009.  The acquisition of the new Tacoma and Port Angeles Offices is expected to close during the third quarter of 2009.  The total deposits we expect to acquire at the Port Angeles and Tacoma Offices total approximately $40 million.

Item 2     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains statements that are not historical or current fact and constitute forward-looking statements.  In some cases, you can identify these statements by words such as "may", "might", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential", or "continue", the negative of these terms and other comparable terminology.  Such forward-looking statements, which are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business.  These statements are only predictions based on our current expectations and projections about future events, and there are or may be important factors that could cause our actual results to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements.  Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statement to reflect circumstances or events after the date of this report.

Results of operations and business are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature.  These factors include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs, which may be affected by the deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates and the relative differences between short and long-term interest rates, deposit interest rates, our net interest margin and funding sources, fluctuations in the demand for loans and in real estate values in our market areas; our ability to control operating costs and expenses, including further FDIC insurance premiums; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect or result in significant declines in valuation; our ability to successfully implement our branch acquisitions; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business; adverse changes in the securities markets; changes as a result of financial institution regulatory agencies or the Financial Accounting Standards Board; other economic competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed from time to time in our filings with the Securities and Exchange Commission.  We caution readers not to place undue reliance on any forward-looking statements. These risks could cause our actual results to differ materially from those expressed in any forward-looking statements by, or on behalf of us.

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

Sound Financial raised $12,971,480 in its public offering and after paying $1,005,000 in offering expenses, it contributed $8,000,000 to the Bank, lent $1,155,600 to fund its employee stock ownership plan’s purchase of shares in the offering, and retained the remaining $2,792,000 for working capital.  In March 2009, Sound Financial contributed an additional $1 million to the Bank in order to support anticipated growth in 2009 and to increase capital levels at the Bank.  During the quarter ended June 30, 2009, the Company paid a dividend of $0.04 per share to all shareholders of record on May 25, 2009.

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

As part of our business, we focus on residential mortgage loan originations, many of which we sell to Fannie Mae.  We sell these loans with servicing retained to maintain the direct customer relationship and promote our emphasis on strong customer service.  We originated $75.2 million and $30.2 million in one- to four-family residential mortgage loans during the six months ended June 30, 2009 and 2008, respectively.  During these same periods, we sold $51.4 million and $14.6 million, respectively, of one- to four-family residential mortgage loans.

We offer a variety of deposit accounts, which are our primary source of funding for our lending activities.  In recent years, however, we have relied on FHLB advances to augment our deposits and fund the growth of interest earning assets.  We have implemented a strategy to use long-term FHLB advances to fund asset and loan growth and short-term FHLB advances to meet short-term liquidity needs. In addition, we have access to a line of credit through the Federal Reserve Bank’s discount window.  The Bank may also use funds from the discount window to meet short-term liquidity needs as well.

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

See “Difficult market conditions and economic trends have adversely affected our industry and our business.” and “Recent legislative and regulatory initiatives to address these difficult market and economic conditions may not stabilize the U.S. banking system.” in Item 7 of our Form 10-K Annual Report for the year ended December 31, 2008 for information about economic conditions and recent Federal laws and regulations that impact our operations in 2009.  Since the filing of that Form 10-K, the increase in deposit insurance from $100,000 to $250,000 was extended until December 31, 2013.

In June 2009, we entered into a Purchase and Assumption Agreement with 1st Security Bank of Washington (“1st Security”) in which the Bank agreed to purchase deposit-related loans and certain personal property and records, and to assume the deposits and lease at the Tacoma branch facility of 1st Security.  This transaction includes the payment of a 2.25% deposit premium.  We plan to move the operations of our Lakewood Towne Center branch to the Tacoma branch office during the fourth quarter of 2009.

In April 2009, we entered into a Purchase and Assumption Agreement with 1st Security for the acquisition of their Port Angeles Office.  In the transaction, we will purchase the office building for $750,000, the deposit-related loans and certain personal property and records at that office and will assume the deposits at the branch facility.  The transaction includes the payment of a 2.5% deposit premium.  We plan to move the operations of the acquired Port Angeles Office to our new branch location at 110 North Alder Street in Port Angeles, which opened in July 2009.  We received regulatory approval to acquire these branches on July 31, 2009.  The acquisition of the new Tacoma and Port Angeles Offices is expected to close on August 29, 2009.  The deposits we expect to acquire at the Port Angeles and Tacoma Offices total approximately $40 million.

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

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

General.  Total assets increased by $31.4 million, or 10.7%, to $324.9 million at June 30, 2009 from $293.5 million at December 31, 2008.  The increase was primarily the result of a $19.0 million, or 7.2%, increase in our loan portfolio, including loans held for sale, from $264.7 million at December 31, 2008 to $283.7 million at June 30, 2009.  The increase also was the result of a $13.0 million increase in available for sale securities during the first six months of 2009, which were obtained as collateral for public deposits held by the Bank.  Additionally, premises and equipment increased $898,000 or 58.1% primarily as a result of leasehold improvements related to our new branch facility in Port Angeles.  The increase in total assets was funded primarily by a $32.2 million increase in deposits during the six months ended June 30, 2009.

Loans.  Our loan portfolio, including loans held for sale, increased $19.0 million, or 7.2%, to $283.7 million at June 30, 2009, from $264.7 million at December 31, 2008.  Loans held for sale increased from $956,000 at December 31, 2008 to $4.8 million at June 30, 2009, reflecting the timing of transactions and increased mortgage originations during the quarter. The changes in our net loan portfolio are reflected in note 6 to our financial statements above.  The most significant changes include a 12.1% increase one-to-four family real estate loans and a 6.5% decrease in our home equity loan portfolio, as a result of consumers taking advantage of historically low interest rates and refinancing their homes.  Our commercial real estate loan portfolio increased 23.4%, consistent with our strategy to diversify our loan portfolio and to increase the amount of generally higher-yielding commercial loans in our portfolio.  Our consumer loan portfolio decreased by 6.5%, including a 19.8% decrease in auto loans, because of the general state of the economy which is heavily impacting auto and other consumer purchases.

           Allowance for Loan Losses.  Our allowance for loan losses at June 30, 2009, was $1.9 million, or 0.68% of net loans receivable, compared to $1.3 million, or 0.50%, of net loans receivable at December 31, 2008.  This 46.1% increase reflects the $1.4 million provision for loan losses recorded during the six months ended June 30, 2009, as a result of increases in our commercial and first mortgage loan portfolios in the 2009 period and an evaluation of prevailing housing and other market conditions and net charge-offs of non-performing loans totaling $795,000.  Non-performing loans increased to $3.2 million at June 30, 2009, from $1.4 million at December 31, 2008.  Non-performing loans to total loans increased to 1.14% at June 30, 2009, from 0.53% at December 31, 2008, due to declining economic conditions and increased delinquencies.  Other real estate owned decreased by $678,000, or 54.2%, during the six months ended June 30, 2009, reflecting the acquisition of six single-family residences valued at $573,000 obtained in foreclosures and other actions and the sale of four single-family residences totaling $1.5 million at a loss of $233,000 in the six month period.  The Company believes that higher non-performing assets and charge-offs will continue going forward until the housing market and general market conditions begin to recover.

Cash, Cash Equivalents and Securities.  Cash and cash equivalents decreased by $321,000, or 5.7%, to $5.3 million at June 30, 2009.  Our securities portfolio consists of mortgage-backed securities, all of which are designated as available-for-sale and FHLB stock, which is carried at cost.  The securities portfolio increased by $13.1 million, or 115.3%, to $24.5 million at June 30, 2009 from $11.4 million at December 31, 2008.  This increase reflects the purchase of agency mortgage-backed securities, which were obtained as collateral for public deposits.  Included in our investment portfolio are $8.1 million in non-agency mortgage-backed securities.  These securities present a level of credit risk that does not exist currently with agency backed securities that are guaranteed by the United States government.  In order to monitor the risk of these securities, management receives a credit surveillance report that considers various factors for each security including original credit scores, loan to value, geography, delinquency and loss history.  The report also evaluates the underlying loans within the security to project future losses based on various home price depreciation scenarios over a three year horizon.  Based on this analysis, management does not expect to incur any principal loss on any of these investments as of June 30, 2009.

The Bank, as a member of the FHLB, is required to maintain an investment in the capital stock of the FHLB.  At June 30, 2009, the Bank’s investment in the FHLB of Seattle stock totaled approximately $2.4 million. Stock ownership is restricted to member institutions and can only be sold to and purchased from the FHLB and the member institutions at par value.  Because of this, no ready market exists for this stock and they have no quoted market values.  The stock is redeemable at par by the FHLB, and our ability to redeem the shares owned is dependent on the redemption practices of the FHLB.  Because of current risk-based capital deficiency at the FHLB of Seattle, Federal Housing Finance Agency regulations prohibit the FHLB of Seattle from redeeming capital stock or issuing dividends.  For the preceding reasons, our FHLB stock is viewed as a long-term investment, classified as a restricted investment security, carried at cost, and periodically evaluated for impairment.

The FHLB of Seattle reported a net loss of $16.2 million in the three months ended March 31, 2009 compared with net income of $31.5 million for the same period in 2008.  This was primarily due to $71.7 million of OTTI credit-related charges on held-to-maturity, private-label mortgage-backed securities.  They also reported retained earnings of $198.3 million and an accumulated other comprehensive loss of $1.1 billion as of March 31, 2009 compared to an accumulated deficit of $78.9 million and an accumulated other comprehensive loss of $2.9 million as of December 31, 2008.  The increase in the retained earnings and accumulated other comprehensive loss reflects the adoption of recent guidance from the FASB regarding the recognition and presentation of OTTI of private-label mortgage-

backed securities.  Management of The FHLB of Seattle has stated that barring an increase in expected credit losses, the other comprehensive loss should amortize back to risk-based capital over the life of the securities.

To evaluate the FHLB of Seattle stock for impairment, management has looked at the most recently available results and evaluated the reasoning behind the results.  It has also evaluated statements of FHLB management.  Because the other comprehensive loss is expected to amortize back over the life of the securities and the Bank intends to hold its FHLB stock for an indeterminable amount of time in order to obtain future FHLB advances, Bank management has determined no impairment is necessary at this time.  In an extreme situation, it is possible that the capitalization of the FHLB of Seattle could be substantially diminished or reduced to zero.  Consequently, we believe that there is a risk that our investment in FHLB capital stock could be deemed OTTI at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.

Deposits.  Total deposits increased by $32.2 million, or 14.4%, to $254.9 million at June 30, 2008, from $222.8 million at December 31, 2008.  Time deposits increased $23.0 million, money market accounts increased $8.7 million, demand deposits and interest-bearing checking accounts increased $960,000 and savings accounts increased $386,000.  This increase in deposits reflects a Bank-wide emphasis to bring additional core deposits to the Bank from our existing consumer and business customers as well as an emphasis on increasing public deposits.

A summary of deposit accounts with the corresponding weighted average cost of funds is presented below (in thousands)

	At June 30, 2009		At December 31, 2008
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg Rate

Checking (noninterest)	$15,454	0.00%	$13,177	0.00%
NOW (interest)	18,446	0.26%	20,626	0.61%
Savings	12,918	0.42%	12,532	0.75%
Money Market	60,484	1.37%	51,744	2.92%
CDs	147,641	3.64%	124,681	4.11%
Total	$254,943	2.46%	$222,760	3.04%

Borrowings.  Total borrowings decrease $819,000, or 1.9% to $41.4 million at June 30, 2009 from $42.2 million at December 31, 2008.  During the quarter, the Bank participated for the first time in the Federal Reserve Bank of San Francisco’s Borrower-in-Custody of Collateral Program, giving the Bank access the to the Federal Reserve Bank’s discount window, while retaining custody of the loans pledged as collateral. The Bank reduced its overnight FHLB advances and replaced them with lower-rate borrowings from the Federal Reserve. During the quarter the Bank borrowed $8.0 million from the Federal Reserve discount window for a term of 28 days.  As a result, FHLB advances decreased $8.8 million, or 20.9% to $33.4 million at June 30, 2009 from $42.2 million at December 31, 2008.  The weighted average cost of borrowings at June 30, 2009 was 3.31%, while our weighted average cost of deposits was 2.53%.

Equity.  Total equity decreased $575,000, or 2.2%, to $25.5 million at June 30, 2009, from $26.1 million at December 31, 2008.  This reflects $227,000 in stock repurchases, $106,000 in dividends paid, net losses of $228,000 and a $14,000 increase in accumulated other comprehensive loss.

Comparison of Results of Operation for the Three and Six Months Ended June 30, 2009 and 2008

General.  Net income decreased $365,000 to a net loss of $303,000 for the three months ended June 30, 2009 compared to net income of $62,000 for the three months ended June 30, 2008.  The primary reasons for this decrease were a $575,000 increase in the provision for loan losses, a $360,000 increase in loss on sale of assets and a $268,000 increase in operations expense associated with increased FDIC and OTS assessments, which were offset by a $671,000 increase in net interest income and a $213,000 increase in mortgage servicing income.

Net income decreased $307,000 to a loss of $228,000 for the six months ended June 30, 2009 compared to net income of $80,000 for the six months ended June 30, 2008.  The primary reasons for this decrease were a $865,000 increase in the provision for loan losses, a $524,000 increase in loss on sale of assets, and a $272,000 increase in operations expense associated with FDIC and OTS assessments, which were offset by a $1.4 million increase in net interest income and a $375,000 increase in mortgage servicing income.

Interest Income.  Interest income increased by $677,000, or 16.7%, to $4.7 million for the three months ended June 30, 2009 from $4.1 million for the three months ended June 30, 2008.  The increase in interest income for the period reflects the increased amount of loans and securities outstanding during the 2009 period, even with lower rates overall.  The weighted average yield on loans decreased from 6.72% for the three months ended June 30, 2008, to 6.58% for the three months ended June 30, 2009.  The decrease was primarily the result of the decrease in the prime interest rate and the 1 year Treasury bill rate, which we use to set and adjust loan rates for certain variable rate loans.  The weighted average yield on investments was 5.65% for the three months ended June 30, 2009.

Interest income increased by $1.4 million, or 17.6%, to $9.3 million for the six months ended June 30, 2009 from $7.9 million for the six months ended June 30, 2008.  The increase in interest income for the period reflects the increased amount of loans and securities outstanding during the 2009 period and is also a result of an increase in commercial loans, which typically have higher yields, and an increase in the origination of single-family mortgage loans.

The weighted average yield on loans decreased from 6.66% for the six months ended June 30, 2008, to 6.58% for the six months ended June 30, 2009.  The decrease was primarily the result of the decrease in the prime interest rate and the 1 year Treasury bill rate, which we use to set and adjust loan rates for certain variable rate loans. The weighted average yield on investments was 6.16% for the six months ended June 30, 2009.

Interest Expense.  Interest expense increased $6,000, or 0.3%, to $1.9 million for the three months ended June 30, 2009, from $1.8 million for the three months ended June 30, 2008.  Interest expense decreased $17,000, or 0.4%, to $3.8 million for the six months ended June 30, 2009, from $3.8 million for the six months ended June 30, 2008.

The increase in interest expense for the 2009 three month period reflects the increased level of deposits, which was substantially offset by the overall lower interest rates paid on those funds is lower overall as a result of the declining interest rate environment.  Our weighted average cost of interest-bearing liabilities was 2.47% for the three months ended June 30, 2009, compared to 3.76% for the same period in 2008. Our weighted average cost of interest-bearing liabilities was 2.65% for the six months ended June 30, 2009, compared to 3.65% for the same period in 2008.

Interest paid on deposits increased $73,000, or 4.8%, to $1.6 million for the six months ended June 30, 2009, from $1.5 million for the three months ended June 30, 2008.  The increase for the three month period resulted primarily from an increase in Bank deposits that was partially offset by a decrease in the weighted average cost of deposits. We experienced a 50 basis point decrease in the average rate paid on deposits during the three-months ended June 30, 2009 compared to the same period in 2008.  This decrease in average rates was a result of the repricing of matured certificate deposits that the Bank was able to retain at significantly lower rates as well as lower interest rates paid on savings, interest bearing checking and money market accounts.

Interest paid on deposits increased $21,000, or 0.6%, to $3.3 million for the six months ended June 30, 2009, from $3.2 million for the six months ended June 30, 2008.  The increase for the six month period resulted primarily from an increase in Bank deposits which were partially offset by a decrease in the weighted average cost of deposits.  We experienced a 63 basis point decrease in the average rate paid on deposits during the six months ended June 30, 2009 compared to the same period in 2008.  This decrease in average rates was a result of the repricing of matured certificate deposits that the Bank was able to retain at significantly lower rates as well as lower interest rates paid on savings and money market accounts.

Interest expense on borrowings decreased $67,000, or 21.2%, to $250,000 for the three months ended June 30, 2009 from $318,000 for the three months ended June 30, 2008.  The decrease resulted from a decrease in the average cost of borrowings for the three months ended June 30, 2009. The cost of borrowings decreased 113 basis points from 3.63% in the 2008 period to 2.50% in the 2009 period.

For the six months ended June 30, 2009, interest expense on borrowings decreased $37,000, or 6.9%, to $502,000 from $539,000 for the six months ended June 30, 2008.  The decrease resulted from lower average cost of borrowings for the six months ended June 30, 2009.  The cost of borrowings from the Federal Home Loan Bank decreased 81 basis points from 3.89% in the 2008 period to 3.18% in the 2009 period.  The cost of borrowings from the Federal Reserve Bank was 0.50% in the 2009 period.

Net Interest Income.  Net interest income increased $671,000, or 30.3%, to $2.9 million for the three months ended June 30, 2009, from $2.2 million for the three months ended June 30, 2008.  The increase in net interest income for the three-month period primarily resulted from the increased amount of loans and securities outstanding during the 2009 period.  Our net interest margin was 3.98% for the three months ended June 30, 2009, compared to 3.63% for the three months ended June 30, 2008.

Net interest income increased $1.4 million, or 34.1%, to $5.5 million for the six months ended June 30, 2009, from $4.1 million for the six months ended June 30, 2008.  The increase in net interest income for the six-month period primarily resulted from the increased amount of loans and securities outstanding during the 2009 period.  Our net interest margin was 3.90% for the six months ended June 30, 2009, compared to 3.50% for the same period ended June 30, 2008.

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

A provision expense of $925,000 was made during the three months ended June 30, 2009, compared to a provision expense of $350,000 during the three months ended June 30, 2008.  A provision of $1.4 million was made during the six months ended June 30, 2009, and a provision of $510,000 was made during the six months ended June 30, 2008.  This was primarily attributable to increases in net charge-offs and impaired loans, deteriorating market conditions, increases in our commercial loan portfolio and an increase in our overall loan portfolio.  The Company believes that higher levels of non-performing assets and charge-offs will continue going forward until the housing market and general economic market conditions begin to recover.

For the six months ended June 30, 2009, the annualized ratio of net charge-offs to average loans increased 27 basis points to 0.59% from 0.32% compared to the six months ended June 30, 2008.  The ratio of non-performing loans to total loans increased from 0.47% at December 31, 2008 to 1.11% at June 30, 2009.

Noninterest Income.  Noninterest income decreased $40,000, or 7.1%, to $518,000 for the three months ended June 30, 2009, from $558,000 for the three months ended June 30, 2008.  The primary reason for this decrease during the 2009 period was a $360,000 increase in loss on sale of assets, which reflects OREO and loan sales, partially offset by a $213,000 increase in mortgage servicing income, a $72,000 increase in gain on sale of loans, a $25,000 increase in cash surrender value of bank-owned life insurance and a $10,000 increase in service charges and fee income for the quarter ended June 30, 2009 compared to the same period in 2008. The increase in mortgage servicing income was the result of a recnt increase in refinance mortgage activity due to the historically low interest rate environment.

Noninterest income decreased $185,000, or 14.4%, to $1.1 million for the six months ended June 30, 2009, from $1.3 million for the six months ended June 30, 2008. The primary reason for this decrease was a $509,000 increase in loss on sale of assets, which reflects OREO and other assets sales, during the 2009 period and a $154,000 decrease in gain on sale of investments which were partially offset by a $285,000 increase in mortgage servicing income as a result of a recent increase in refinance mortgages due to the historically low interest rate environment, a $122,000 increase in gain on sale of loans, a $53,000 increase in the cash surrender value of bank-owned life insurance, and a $32,000 increase in service charges and fee income.

The loss on sales of assets was a result of declines in real estate prices during the period in which the Bank held the foreclosed or repossessed assets.

The decrease of $154,000 in gains on investment sales was a result of sale on investments resulting from the mandatory redemption of a portion of our Class B Visa, Inc. shares as part of Visa’s initial public offering.  The Bank obtained its Visa shares because it was a long-time Visa member, prior to the sale of its credit card portfolio in 2006.  We continue to own 5,699 shares of Visa Class B shares that are convertible into Class A shares.  Each Class B share currently is convertible into 0.5824 Class A shares, which are traded on the New York Stock Exchange.  The amount of Class A shares the Bank could realize upon conversion of its Class B shares are expected to change as Visa issues additional Class A shares to fund the escrow account to cover the remaining Discover settlements.  The Class B shares carry a three-year lock-up provision and may not be converted or redeemed during that period.  If those shares could be converted as of June 30, 2009, they would have a market value of approximately $207,000.

Noninterest Expense.  Noninterest expense increased $612,000, or 26.0%, to $3.0 million for the three months ended June 30, 2009, compared to $2.4 million for the three months ended June 30, 2008.  The increase in the 2009 period was primarily the result of an increase in OTS and FDIC assessment expenses of $268,000, salaries and benefits of $124,000 and data processing expenses of $44,000.  The

OTS and FDIC assessment increase is due to an industry-wide increase in assessment rates and a second quarter special assessment imposed on all banks by the FDIC in efforts to rebuild the Deposit Insurance Fund.  Salaries and benefits increased primarily due to additional staff related to our new Port Angeles branch facility and expenses related to the stock-based compensation awards granted pursuant to the 2008 Equity Incentive Plan.  Data processing expenses increased primarily as a result of data conversion expenses associated with the pending acquisition of two from 1st Security Bank of Washington branch facilities.

Noninterest expense increased $823,000, or 17.1%, to $5.6 million for the six months ended June 30, 2009, compared to $4.8 million for the six months ended June 30, 2008.  The increase in the 2009 period was partially the result of a $405,000 increase in salaries and benefits due to additional FTE’s compared to 2008 as well as expenses related to the 2008 Equity Incentive Plan.  OTS and FDIC assessments increased by $272,000 due to an industry-wide increase in assessment rates and a second quarter special assessment imposed by the FDIC in efforts to rebuild the Deposit Insurance Fund.  Occupancy expenses increased in the period primarily as a result of expenses associated with our new Port Angeles branch facility.  This increases were partially offset by a $199,000 decrease in charitable contributions.  The charitable contributions from the prior period were primarily the result of our $200,000 charitable contribution to Sound Community Foundation (a non-stock Washington corporation we formed in connection with our stock offering).

Income Tax Expense (Benefit).  In the three month period ended June 30, 2009, we incurred an income tax benefit of $181,000 on our pre-tax income as compared to an expense of $9,000 for the three month period ended June 30, 2008.

In the six month period ended June 30, 2009, we incurred an income tax benefit of $175,000 on our pre-tax income as compared to a benefit of $10,500 for the six month period ended June 30, 2008.

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

A summary of our off-balance sheet commitments at June 30, 2009, is as follows:

Off-balance sheet loan commitments:
Commitments to make loans	$4,013,000
Unfunded Letters of Credit	1,358,000
Undisbursed portion of loans closed	2,493,000
Unused lines of credit	30,784,000
Total loan commitments	$38,648,000

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

We maintain cash and investments that qualify as liquid assets to maintain liquidity to ensure safe and sound operation and meet demands for funds (particularly withdrawals of deposits).  At June 30, 2009, the Company had $27.2 million in cash and investment securities available for sale and $4.8 million in loans held for sale generally available for its cash needs.  During the six months ended June 30, 2009, we significantly increased our investment in agency securities in order to provide collateral for our growing public fund deposit balances.  We can also generate funds from borrowings, primarily through credit lines at the FHLB, Federal Reserve discount window and the Pacific Coast Bankers Bank.  At June 30, 2009, the Bank had the ability to borrow an additional $44.2 million from the Federal Home Loan Bank, $855,000 from the Federal Reserve discount window, and $2.0 million from the Pacific Coast Bankers Bank, subject to certain collateral requirements.

At June 30, 2009, we had $38.6 million in outstanding loan commitments, including unused lines of credit and unfunded letters of credit.  Certificates of deposit scheduled to mature in one year or less at June 30, 2009, totaled $111.5 million.  It is management’s policy to maintain deposit rates that are competitive with other local financial institutions.  Based on this management strategy and our own experience, we believe that a majority of maturing deposits will remain with the Bank.  We do not utilize wholesale or brokered deposits to meet our funding needs.  Please refer to our cash flow statement for additional information respecting our liquidity.

Capital

The Bank is subject to minimum capital requirements imposed by the Office of Thrift Supervision (“OTS”).  Based on its capital levels at June 30, 2009, the Bank exceeded these requirements as of that date and continues to exceed them as of the date of this filing.  Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the capital categories of the OTS.  Based on capital levels at June 30, 2009, the Bank was considered to be well-capitalized.  Management monitors the capital levels of the Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well-capitalized” institutions.  In March 2009, the Company contributed $1.0 million to the Bank in order to increase its capital in order to maintain a well-capitalized status and support continued asset growth in 2009. The following table shows the capital ratios of the Bank at June 30, 2009:

	Actual		Minimum Capital Requirements		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Risk-Based Capital(1) (to risk-weighted assets)	$27,123	11.71%	$18,532	8.00%	$23,165	10.00%

Core Capital(1) (to risk-weighted assets)	$25,237	10.89%	$ 9,266	4.00%	$13,899	6.00%

Core Capital(2) (to total adjusted assets)	$25,237	7.75%	$13,032	4.00%	$16,291	5.00%
____________
1.  Based on risk-weighted assets of $231,654 at June 30, 2009.
2.  Based on total adjusted assets of $325,810 at June 30, 2009.

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

Item 4T    Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

An evaluation of the Company's disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act") as of June 30, 2009, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management.  The Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

The Company intends to continually review and to evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future.  The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business.  While we believe the present design of the Company’s disclosure controls and procedures is effective to achieve this goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

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

(b)  Change in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the quarter ended June 30, 2009, that has materially affected, or is likely to materially affect our internal control over financial reporting.

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

Information on the shares repurchased under this repurchase plan during the quarter ended June 30, 2009, is as follows:

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Minimum Number of Shares that May Yet Be Purchased Under the Plan

				37,582	(1)
April 1 – 30, 2009	---	$ -----	---	37,582
May 1 – 31, 2009	12,000	6.75	12,000	25,582
June 1 - 30, 2009	---	---	---	25,582
	12,000	$ 6.75	12,000
____________________
1)	Amount represents the number of shares available to be repurchased under the Plan as of the close of business on March 31, 2009.

Item 3      Defaults Upon Senior Securities

Nothing to report.

Item 4      Submission of Matters to a Vote of Security Holders

The Company conducted an Annual Meeting of Shareholders on May 26, 2009.  At that meeting, Laura Lee Stewart, Debra Jones, and Rogelio Riojas were elected to serve as directors for terms that expire in 2012.  Tyler K. Myers, Robert F. Carney, David S. Haddad, Jr., and Milton L. McMullen continued to serve as directors after the meeting.  Votes were cast in the election of directors as follows:

	For	Vote Withheld
Laura Lee Stewart	2,651,018	91,039
Debra Jones	2,637,418	104,639
Rogelio Riojas	2,593,952	148,105

The only other matter voted on at the meeting was the shareholders’ ratification of the appointment of Moss Adams, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.  The votes were cast on this matter as follows:

	Number of Votes	Percentage of Votes Cast (Including Abstentions)
For	2,737,273	99.83%
Against	3,525	0.13%
Abstain	1,099	0.04%
Broker Non-Votes	0	0.00%

Item 5.      Other Information

   Nothing to report.

Item 6      Exhibits

Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

3.1	Charter for Sound Financial, Inc.	*
3.2	Bylaws of Sound Financial, Inc.	**
4	Form of Stock Certificate of Sound Financial, Inc.	**
10.1	Employment Agreement with Laura Lee Stewart	*
10.2	Executive Long Term Compensation Agreement with Laura Lee Stewart	*
10.3	Executive Long Term Compensation Agreement with Patricia Floyd	*
10.4	Sound Community Incentive Compensation Achievement Plan	*

10.5	Summary of Annual Bonus Plan	*
10.6	Summary of Quarterly Bonus Plan	*
10.7	Director Fee Arrangements for 2009	***
10.8	Sound Financial, Inc. 2008 Equity Incentive Plan	***
10.9	Form of Incentive Stock Option Agreement under the 2008 Equity Incentive Plan	+
10.10	Form of Non-Qualified Stock Option Agreement under the 2008 Equity Incentive Plan	+
10.11	Form of Restricted Stock Agreement under the 2008 Equity Incentive Plan	+
10.12	Purchase and Assumption Agreement dated April 24, 2009, between Sound Community Bank and 1st Security Bank of Washington (Port Angeles Office)	++
10.13	Purchase and Assumption Agreement dated June 23, 2009, between Sound Community Bank and 1st Security Bank of Washington (Tacoma Office)	++
11	Statement re computation of per share earnings	None
15	Letter re unaudited interim financial information	None
18	Letter re change in accounting principles	None
19	Reports furnished to security holders	None
22	Published report regarding matters submitted to vote of security holders	None
23	Consents	None
24	Power of Attorney	None
31.1	Rule 13a–14(a) Certification of Chief Executive Officer	31.1

31.2	Rule 13a–14(a) Certification of Chief Financial Officer	31.2
32	Section 1350 Certification	32
*	Filed as an exhibit to the Company's Form SB–2 registration statement filed on September 20, 2007 (File No.333–146196) pursuant to Section 5 of the Securities Act of 1933.
**
Filed as an exhibit to Pre-effective Amendment No. 1 to the Company's Form SB–2 registration statement filed on November 2, 2007 (File No.333–146196) pursuant to Section 5 of the Securities Act of 1933.

***	Filed as an exhibit to the Company’s Form 10-K filed on March 31, 2009.
+	Filed as an exhibit to the Company’s Form 8-K filed on January 29. 2009.
++	Filed as an exhibit to the Company’s Form 8-K filed on June 29. 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUND FINANICAL, INC.

August 14, 2009	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President and Chief Executive Officer

August 14, 2009	By:	/s/ Matthew P. Deines
Matthew P. Deines
Executive Vice President
Chief Financial Officer
Principal Financial and Accounting Officer

Exhibit Index

31.1	Rule 13a–14(a) Certification of Chief Executive Officer	31.1
31.2	Rule 13a–14(a) Certification of Chief Financial Officer, Principal Financial and Accounting Principal	31.2
32	Section 1350 Certification	32