Form 10-Q
period 2009-09-30
Sound Financial, Inc.
filed 2009-11-16
CIK 1410087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 13, 2009, there were 2,967,895 shares of the registrant’s common stock outstanding.

SOUND FINANCIAL, INC.
FORM 10-Q

PART I      FINANCIAL INFORMATION

Item 1        Financial Statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)

	SEPTEMBER 30, 2009	DECEMBER 31, 2008
ASSETS
Cash and cash equivalents	$13,533,391	$5,607,800
Securities available-for-sale (AFS), at fair value	35,694,062	8,929,798
Federal Home Loan Bank (FHLB) stock, at cost	2,444,000	2,444,000
Loans held for sale	2,665,746	955,595
Loans	287,141,489	263,712,797
Less allowance for loan losses	(2,526,250)	(1,305,950)
Total loans	284,615,239	262,406,847

Accrued interest receivable	1,530,816	1,219,645
Premises and equipment, net	3,563,462	1,545,705
Bank-owned life insurance	6,398,596	6,195,055
Mortgage servicing rights	1,214,427	863,146
Other real estate owned and repossessed assets	822,494	1,724,567
Other assets	1,277,271	1,605,141
Total assets	$353,759,504	$293,497,299
LIABILITIES
Deposits
Interest-bearing	$280,004,550	$209,583,218
Noninterest-bearing demand	20,451,264	13,176,999
Total deposits	300,455,814	222,760,217
Borrowings	25,000,000	42,219,355
Accrued interest payable	228,017	259,757
Other liabilities	1,935,569	1,825,143
Advance payments from borrowers for taxes and insurance	570,208	330,319
Total liabilities	328,189,608	267,394,791
COMMITMENTS AND CONTINGENCIES (NOTE 4)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized	-	-
Common stock, $0.01 par value, 24,000,000 shares authorized, 2,967,895 shares issued and 2,899,588 outstanding as of September 30, 2009, and 2,948,063 shares issued and 2,844,059 shares outstanding as of December 31, 2008	30,001	29,480
Additional paid-in capital	11,781,041	11,936,035
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(1,040,040)	(1,057,997)
Retained earnings	15,729,793	15,987,547
Accumulated other comprehensive loss, net of tax	(930,899)	(792,557)
Total stockholders’ equity	25,569,896	26,102,508
Total liabilities and stockholders’ equity	$353,759,504	$293,497,299
                                  See notes to consolidated financial statements.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008
INTEREST INCOME
Loans, including fees	$4,631,043	$4,349,017	$13,478,731	$12,038,343
Interest and dividends on investments,
cash and cash equivalents	311,757	161,528	740,103	363,097

Total interest income	4,942,800	4,510,545	14,218,834	12,401,440

INTEREST EXPENSE
Deposits	1,547,045	1,560,398	4,802,659	4,795,378
Other interest expense	256,407	394,494	758,500	933,885

Total interest expense	1,803,452	1,954,892	5,561,159	5,729,263

NET INTEREST INCOME	3,139,348	2,555,653	8,657,675	6,672,177

PROVISION FOR LOAN LOSSES	950,000	250,000	2,325,000	760,000

NET INTEREST INCOME
AFTER PROVISION FOR LOAN LOSSES	2,189,348	2,305,653	6,332,675	5,912,177

NONINTEREST INCOME
Service charges and fee income	544,848	474,006	1,534,522	1,431,482
Earnings on cash surrender value
of bank-owned life insurance	71,541	38,214	203,541	116,961
Mortgage servicing income	179,501	76,266	639,405	251,019
Gain on sale of investment	-	-	-	153,633
Gain (loss) on sale of loans	(20,143)	34,976	56,030	(10,823)
Gain on bargain purchase	226,816	-	226,816	-
Loss on sale of assets	(34,294)	(64,404)	(588,870)	(94,582)

Total noninterest income	968,269	559,058	2,071,444	1,847,690

NONINTEREST EXPENSE
Salaries and benefits	1,421,141	1,323,455	4,129,336	3,626,561
Operations	963,835	712,277	2,554,298	2,025,077
FDIC and OTS assessment	125,857	50,357	511,095	159,261
Charitable contributions	11,004	22,700	44,108	255,070
Occupancy	307,070	258,820	841,832	736,523
Data processing	239,922	189,023	637,362	580,170

Total noninterest expense	3,068,829	2,566,632	8,718,031	7,382,662

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	88,788	308,079	(313,912)	377,205

PROVISION (BENEFIT) FOR INCOME TAXES	12,550	85,000	(162,289)	74,500

NET INCOME (LOSS)	$76,238	$223,079	$(151,623)	$302,705

BASIC EARNINGS (LOSS) PER SHARE	$0.03	$0.08	$(0.05)	$0.11
DILUTED EARNINGS (LOSS) PER SHARE	$0.03	$0.08	$(0.05)	$0.11

                                See notes to consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
For the Nine Months Ended September 30, 2009
(Unaudited)
	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholder Equity

Balances at December 31, 2008	2,948,063	$29,480	$11,936,035	$(1,057,997)	$15,987,547	$(792,557)	$26,102,508

Comprehensive loss:

Net loss	-	-	-	-	(151,623)	-	(151,623)

Net loss in fair value of investments available for sale, net of tax benefit of $71,300	-	-	-	-	-	(138,342)	(138,342)

Total comprehensive loss							(289,965)

Cash dividend declared and paid (0.08 per share)	-	-	-	-	(106,131)	-	(106,131)

Common stock issued	52,032	521	(521)	-	-	-	-

Common stock repurchased	(32,200)	-	(226,516)	-	-	-	(226,516)

Compensation related to stock options and restricted stock	-	-	90,000	-	-	-	90,000

ESOP shares committed to be released	-	-	(17,957)	17,957	-	-	-

Balances at September 30, 2009	2,967,895	$30,001	$11,781,041	$(1,040,040)	$15,729,793	$(930,899)	$25,569,896
See notes to consolidated financial statements.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flow
(unaudited)
	NINE MONTHS ENDED
	SEPTEMBER 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(151,623)	$302,705
Adjustments to reconcile net income (loss) to net cash from operating activities
(Accretion) amortization of net discount/premium on investments	(28,062)	(59,722)
Provision for loan losses	2,325,000	760,000
Depreciation and amortization	366,178	297,709
Compensation expense related to stock options and restricted stock awards	90,000	-
Additions to mortgage servicing rights	(689,219)	(246,103)
Amortization of mortgage servicing rights	337,938	245,579
Increase in cash surrender value of bank-owned life insurance	(203,541)	(116,961)
Proceeds from sale of mortgage loans	68,755,636	20,722,651
Originations of mortgage loans held for sale	(74,246,826)	(20,586,725)
Loss on sale of other real estate owned	588,870	58,971
(Gain) loss on sale of loans	(56,030)	10,823
Gain on bargain purchase	(226,816)	-
Loss on sale of assets	-	35,611
Changes in operating assets and liabilities:
Accrued interest receivable	(311,171)	(199,217)
Other assets	1,590,953	290,932
Accrued interest payable	(31,740)	58,716
Other liabilities	110,426	211,247
		,
Net cash used in operating activities	(1,780,027)	1,786,216

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of available for sale investments	2,929,534	624,983
Purchase of available for sale investments	(29,875,345)	(9,625,201)
Cash proceeds from branch acquisitions	31,729,000	-
Purchase of FHLB Stock	-	(815,000)
Net increase in loans	(22,107,977)	(48,348,979)
Net improvements to OREO and other repossessed assets	(81,047)	(157,304)
Proceeds from sale of OREO and other repossessed assets	2,046,904	1,408,425
Purchases of premises and equipment	(1,633,935)	(372,719)

Net cash used in investing activities	(16,992,866)	(57,285,795)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits, net of acquired deposits	44,010,597	6,605,987
Proceeds from borrowings	98,530,000	36,550,000
Repayment of borrowings	(115,749,355)	(450,000)
Net proceeds from stock issuance	-	10,809,915
Repurchase of common stock	(226,516)	-
Cash dividends paid	(106,131)	(106,130)
Net change in advances from borrowers for taxes and insurance	239,889	276,876

Net cash provided by financing activities	26,698,484	53,686,648
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,925,591	(1,812,931)

CASH AND CASH EQUIVALENTS, beginning of period	5,607,800	6,104,963

CASH AND CASH EQUIVALENTS, end of period	$13,533,391	$4,292,032

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flow
(unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid on deposits and FHLB advances	$5,592,899	5,670,547
Non-cash transfer from loans to OREO and other repossessed assets	$1,652,654	492,984
Transfer of mortgage loans held for sale to bank portfolio	$3,837,069	1,565,122
Net assets acquired from 1st Security Bank of Washington
Assets acquired	$33,912,000	-
Liabilities assumed	$33,685,000	-

                                                          See notes to consolidated financial statements.

SOUND FINANCIAL, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

The accompanying financial information is unaudited and has been prepared from the consolidated financial statements of Sound Financial, Inc. (“we,” “us,” “our,” “Sound Financial,” or the “Company”) and its wholly owned subsidiary, Sound Community Bank (the “Bank”).  These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles (“GAAP”) for a complete presentation of the Company's financial condition and results of operations.  In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP, have been included.  The results for the interim periods are not necessarily indicative of results for a full year.  For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2008, included in the Company's Annual Report on Form 10-K.

Certain amounts in the prior quarters’ financial statements have been reclassified to conform to the current presentation.  These classifications do not have an impact on previously reported net income (loss), retained earnings or earnings (loss) per share.

Note 2 – Accounting Pronouncements Recently Issued or Adopted

In December 2007, FASB revised FASB ASC 805, Business Combinations. FASB ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquired entity and the goodwill acquired. Furthermore, acquisition-related and other costs will now be expensed rather than treated as cost components of the acquisition. FASB ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The revisions to this guidance apply prospectively to business combinations for which the acquisition date occurs on or after January 1, 2009. The adoption of revised FASB ASC 805 did not have a material impact on our consolidated financial statements as related to business combinations consummated prior to January 1, 2009.  The adoption of these revisions will increase the costs charged to operations for acquisitions consummated on or after January 1, 2009.  The branch acquisition in Note 11 was accounted for as a business combination in accordance with ASC 805.

In December 2007, FASB amended FASB ASC 810, Consolidation. This amendment establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The standard also requires additional disclosures that clearly identify and distinguish between the interest of the parent’s owners and the interest of the noncontrolling owners of the subsidiary.  This statement is effective on January 1, 2009 for the Company, to be applied prospectively. The adoption of FASB ASC 810 did not have a material impact on our consolidated financial statements.

In June 2008, FASB amended FASB ASC 260, Earnings per Share. This amendment concluded that nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This amendment is effective for fiscal years beginning after December 15, 2008, to be applied retrospectively. The adoption of FASB ASC 260 did not have a material impact on our consolidated financial statements.

SOUND FINANCIAL, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In January 2009, FASB amended FASB ASC 325-40, Investments – Other. This amendment addressed certain practice issues related to the recognition of interest income and impairment on purchased beneficial interests and beneficial interests that continue to be held by a transferor in securitized financial assets, by making its other-than-temporary impairment (“OTTI”) assessment guidance consistent with FASB ASC 320, Investments – Debt and Equity Securities. The amendment removes the reference to the consideration of a market participant's estimates of cash flows and instead requires an assessment of whether it is probable, based on current information and events, that the holder of the security will be unable to collect all amounts due according to the contractual terms.  If it is probable that there has been an adverse change in estimated cash flows, an OTTI is deemed to exist, and a corresponding loss shall be recognized in earnings equal to the entire difference between the investment’s carrying value and its fair value at the balance sheet date of the reporting period for which the assessment is made.  This amendment became effective for interim and annual reporting periods ending after December 15, 2008, and is applied prospectively. The adoption of FASB ASC 325-40 did not have a material impact on our consolidated financial statements.

In April 2009, FASB amended FASB ASC 820, Fair Value Measurements and Disclosures, to address issues related to the determination of fair value when the volume and level of activity for an asset or liability has significantly decreased, and identifying transactions that are not orderly.  The revisions affirm the objective that fair value is the price that would be received to sell an asset in an orderly transaction (that is not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions, even if the market is inactive. The amendment provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly.  It also provides guidance on identifying circumstances that indicate a transaction is not orderly. If determined that a quoted price is distressed (not orderly), and thereby not representative of fair value, the entity may need to make adjustments to the quoted price or utilize an alternative valuation technique (e.g. income approach or multiple valuation techniques) to determine fair value.  Additionally, an entity must incorporate appropriate risk premium adjustments, reflective of an orderly transaction under current market conditions, due to uncertainty in cash flows. The revised guidance requires disclosures in interim and annual periods regarding the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. It also requires financial institutions to disclose the fair values of investment securities by major security type. The changes are effective for the interim reporting period ending after June 15, 2009, and are to be applied prospectively. The adoption of FASB ASC 820 did not have a material impact on our consolidated financial statements.

In April 2009, FASB revised FASB ASC 320, Investments – Debt and Equity Securities, to change the OTTI model for debt securities. Previously, an entity was required to assess whether it has the intent and ability to hold a security to recovery in determining whether an impairment of that security is other-than-temporary.  If the impairment was deemed other-than-temporarily impaired, the investment was written-down to fair value through earnings. Under the revised guidance, OTTI is triggered if an entity has the intent to sell the security, it is likely that it will be required to sell the security before recovery, or if the entity does not expect to recover the entire amortized cost basis of the security. If the entity intends to sell the security or it is likely it will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the entity does not intend to sell the security and it is not likely that the entity will be required to sell the security but the entity does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings as an OTTI.  The credit loss

SOUND FINANCIAL, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected of a security. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment loss related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, would be recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are to be presented as a separate category within OCI.  For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the OTTI amount recorded in OCI will increase the carrying value of the investment, and would not affect earnings. If there is an indication of additional credit losses the security is reevaluated accordingly based on the procedures described above. The adoption of FASB ASC 320 did not have a material impact on our financial statements.

In April 2009, FASB revised FASB ASC 825, Financial Instruments, to require fair value disclosures in the notes of an entity's interim financial statements for all financial instruments, whether or not recognized in the statement of financial position. This revision became effective for the interim reporting period ending after June 15, 2009.  The adoption of FASB ASC 825 did not have a material impact on our consolidated financial statements.

In May 2009, FASB amended FASB ASC 855, Subsequent Events.  The updated guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The revisions should not result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure in its financial statements.  It does require disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  We adopted the provisions of this guidance for the interim period ended June 30, 2009, and the adoption of FASB ASC 855 did not have a material impact on our consolidated financial statements.

In June 2009, FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140.  This statement has not yet been codified into the FASB ASC.  SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This statement is effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein. We are currently evaluating the impact of the adoption of SFAS No. 166.

In August 2009, the FASB issued ASU 2009-05, Measuring Liabilities at Fair Value, to amend FASB ASC Topic 820 , Fair Value Measurements and Disclosures, to clarify how entities should estimate the fair value of liabilities. FASB ASC Topic 820, as amended, includes clarifying guidance for circumstances in which a quoted price in an active market is not available, the effect of the existence of liability transfer restriction, and the effect of quoted prices for the identical liability, including when the identical liability is traded as an asset. The amended guidance in FASB ASC Topic 820 on measuring liabilities at fair value is effective for the first interim or annual reporting period beginning after

August 28, 2009, with earlier application permitted. The application of the provisions of FASB ASU 2009-05 did not have a material impact on our consolidated financial statements.

In September 2009, the FASB issued ASU 2009-12, Investment in Certain Entities That Calculate Net Assets Value per Share (or Its Equivalent),to amend FASB ASC Topic 820, Fair Value Measurements and Disclosures. T he amendments within ASU 2009-12 create a practical expedient to measure the fair value of an investment in the scope of the amendments in this ASU on the basis of the net assets value per share of the investment (or its equivalent) determined as of the reporting entity’s measurement date. It also requires disclosures by major category of investment about the attributes of those investments, such as the nature of any restriction on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments, and the investment strategies of the investees. It improves financial reporting by permitting use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value. It also improves transparency by requiring additional disclosures about investment in the scope of the amendments in this ASU to enable users of financial statements to understand the nature and risks of investments and whether the investments are probable of being sold at amounts different from net assets value per share. The ASU is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. We do not anticipate the adoption of this FASB ASU will have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force (“EITF”) (ASC 605). T he objective of ASU 2009-13 is to address the accounting for multiple deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 provides principles and application guidance on whether multiple deliverables exits, how the arrangement should be separated, and the consideration allocated. It requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. It also eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method. ASU 2009-13 shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. We do not anticipate the adoption of this FASB ASU will have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. The ASU amends ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in-capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. We do not anticipate the adoption of this FASB ASU will have a material impact on our consolidated financial statements.

SOUND FINANCIAL, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 – Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

It also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

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

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to fair value measurements.  In certain cases, the inputs used to measure fair value of an asset or liability may fall into different levels of the fair value hierarchy.  The level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety.  Therefore, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable.

Valuation Methodologies

A description of the valuation methodologies used for certain financial assets and financial liabilities measured at fair value is as follows:

AFS Securities – AFS securities are recorded at fair value based on quoted market prices, if available. If quoted market prices are not available, management utilizes third-party pricing services or broker quotations from dealers in the specific instruments or based on discounted cash flow models. Level 1 securities include those traded on an active exchange, as well as U.S. government and its agencies securities. Level 2 securities include mortgage-backed securities and certain collateralized mortgage obligations (CMOs).

Loans Held for Sale - Residential mortgage loans held for sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. These loans are classified as Level 2 and are measured on a nonrecurring basis.  At September 30, 2009, loans held for sale were carried at cost.

SOUND FINANCIAL, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Mortgage Servicing Rights - The fair value of mortgage servicing rights is estimated using a discounted cash flow model. These assets are classified as Level 3.  At September 30, 2009, mortgage servicing rights are carried at fair value.

Impaired Loans - The fair value of collateral dependent loans is based on the current appraised value of the collateral or internally developed models which contain management’s assumptions.  These assets are classified as level 3

Other Real Estate Owned (“OREO”) and Repossessed Assets - OREO and repossessed assets consist principally of properties acquired through foreclosure and are carried at the lower of cost or estimated market value less selling costs.  Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell.  These assets are classified as level 3.

The following table presents the balances of assets measured at fair value on a recurring basis at September 30, 2009:

	Fair Value at September 30, 2009
Description	Total	Level 1	Level 2	Level 3
AFS Securities	$35,694,062	$-	$35,694,062	$-

Financial instruments measured at fair value on a recurring basis, which were part of the asset balances that were deemed to have Level 3 for fair value inputs when determining valuation, are identified in the table below by asset category with a summary of changes in fair value for the three and nine month period ended September 30, 2009:

	At June 30, 2009	Change included in earnings	Purchases, issuances and settlements	Net Change in Unrealized Losses	Net Transfers in (out) of Level 3	At September 30, 2009
Non-Agency Mortgage Backed Securities	$5,269,025	$(39,334)	$(282,091)	$(539,526)	$(4,408,074)	$-

For the three months ended September 30, 2009 there were no transfers from Level 2 to Level 3. There were $4.4 million in transfers from Level 3 to Level 2 during the three months ended September 30, 2009.  The transfers occurred as a result of the Bank’s ability to obtain quoted prices for similar assets or liabilities in markets that are now considered active.

SOUND FINANCIAL, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At December 31, 2008	Change included in earnings	Purchases, issuances and settlements	Net Change in Unrealized Losses	Net Transfers in (out) of Level 3	At September 30, 2009
Non-Agency Mortgage Backed Securities	$3,253,011	$34,176	$(322,275)	$(499,452)	$(2,465,460)	$-

For the nine months ended September 30, 2009 there were no transfers from Level 2 to Level 3. There were $2.5 million in transfers from Level 3 to Level 2 during the three months ended September 30, 2009.  The transfers occurred as a result of the Bank’s ability to obtain quoted prices for similar assets or liabilities in markets that are now considered active.

The following table presents the balance of assets measured at fair value on a nonrecurring basis at September 30, 2009, and the total losses resulting from these fair value adjustments for the nine months ended September 30, 2009:
					Nine Months Ended September 30 2009
	Fair Value at September 30, 2009
Description	Total	Level 1	Level 2	Level 3	Total Losses
Loans Held for Sale	$2,665,746	-	$2,665,746	$-	$-
Mortgage Servicing Rights	1,214,427	-	-	1,214,427	-
OREO and Repossessed Assets	822,494	-	-	822,494	624,483
Impaired Loans	13,723,006	-	-	13,723,006	1,103,386
Total	$18,425,673	-	$2,665,746	$15,759,927	$1,727,869

The Company has written-down impaired loans by $1.1 million as of September 30, 2009.  At the applicable foreclosure or repossession date, OREO and other repossessed assets are recorded at the fair value of the collateral less applicable selling costs.  The carrying value of OREO and other repossessed assets are regularly evaluated and, if necessary, an allowance is established to reduce the carrying value to net realizable value.  Loss on the sale of OREO and repossessed assets totaled $589,000 as of September 30, 2009, reflecting further decreases in collateral values compared to the foreclosure or repossession date.

There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at September 30, 2009.

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

AFS Securities – AFS securities are recorded at fair value based on quoted market prices, if available. If quoted market prices are not available, management utilizes third-party pricing services or broker quotations from dealers in the specific instruments or based on discounted cash flow models. Level 2 securities include mortgage-backed securities and certain collateralized mortgage obligations (CMOs).

Loans - The estimated fair value for all fixed rate loans (including loans held-for-sale) is determined by discounting the estimated cash flows using the current rate at which similar loans would be made to borrowers with similar credit ratings and maturities. The estimated fair value for variable rate loans is the carrying amount. The fair value for all loans also takes into account projected credit losses as a part of the estimate.

Loans Held for Sale - Residential mortgage loans held for sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. These loans are classified as Level 2 and are measured on a nonrecurring basis.  At September 30, 2009, loans held for sale were carried at cost.

Mortgage Servicing Rights – The fair value of mortgage servicing rights is estimated using a discounted cash flow model.   These assets are classified as Level 3.  At September 30, 2009, mortgage servicing rights are carried at fair value.

FHLB stock - The estimated fair value is equal to the par value of the stock.

Deposits - The estimated fair value of deposit accounts (savings, demand deposit, and money market accounts) is the carrying amount. The fair value of fixed-maturity time certificates of deposit are estimated by discounting the estimated cash flows using the current rate at which similar certificates would be issued.

Borrowings - The fair value of FHLB advances are estimated using discounted cash flow analyses, based on the Bank’s current incremental borrowing rates for similar types of borrowing arrangements.

Off-balance-sheet financial instruments - The fair value for the Bank’s off-balance-sheet loan commitments are estimated based on fees charged to others to enter into similar agreements taking into account the remaining terms of the agreements and credit standing of the Bank’s customers. The estimated fair value of these commitments is not significant.

SOUND FINANCIAL, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The estimated fair value of the Company’s financial instruments is summarized as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$13,533,391	$13,533,391	$5,607,800	$5,607,800
AFS Securities	35,694,062	35,694,062	8,929,798	8,929,798
Mortgage servicing rights	1,214,427	1,214,427	920,271	863,146
FHLB stock	2,444,000	2,444,000	2,444,000	2,444,000
Loans, net	284,615,239	286,216,997	262,406,847	263,167,112
Loans held for sale	2,665,746	2,665,746	955,595	955,595
Accrued interest receivable	1,530,816	1,530,816	1,219,645	1,219,645

Financial liabilities:
Demand deposits	$141,714,745	$141,714,745	$98,079,478	$98,079,478
Time deposits	158,741,069	161,069,683	124,680,739	123,280,368
Borrowings	25,000,000	24,625,630	42,419,355	41,909,153
Accrued interest payable	228,017	228,017	259,757	259,757
Advance payments from
borrowers for taxes
and insurance	570,208	570,208	330,318	330,318

We assume interest rate risk (the risk that general interest rate levels will change) as a result of our normal operations. As a result, the fair values of our financial instruments will change when interest rate levels change, which may be favorable or unfavorable to us. Management attempts to match maturities of assets and liabilities to the extent necessary or possible to minimize interest rate risk. However, borrowers with fixed-rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by establishing early withdrawal penalties for certificates of deposit, creating interest rate floors for certain variable rate loans, adjusting terms of new loans and deposits, by borrowing at fixed rates for fixed terms and investing in securities with terms that mitigate our overall interest rate risk.

Note 4 – Commitments and Contingencies

In the normal course of operations the Company engages in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit.

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

As of September 30, 2009, the Company owned 5,699 shares of Class B common stock.  These shares are restricted and may not be transferred until the later of (i) three years from the date of the initial public offering or (ii) the period of time necessary to resolve the covered litigation.  A conversion ratio of 0.71429 was initially established for the conversion rate of Class B shares into Class A shares.  If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio.  If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.  In December 2008, Visa deposited additional funds into the escrow account to satisfy a settlement with Discover Card related to and antitrust lawsuit.  In July 2009, Visa deposited additional funds into the litigation escrow account to provide additional reserves to cover potential losses related to the two remaining litigation cases.  This deposit reduced the conversion ratio applicable to Class B shares outstanding from 0.71429 to 0.5824 per Class A share.

As of September 30, 2009, the value of the Class A shares was $69.11 per share.  Using the new conversion ratio, the value of unredeemed Class A equivalent shares owned by the Company was $229,000, and has not been reflected in the accompanying financial statements.

In the normal course of business, the Company occasionally becomes involved in various legal proceedings.  In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

SOUND FINANCIAL, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 – Loans

The composition of the loan portfolio, excluding loans held for sale, was as follows:

	September 30, 2009	December 31, 2008	Percentage Increase/ (Decrease )
Real estate loans
One- to four-family	$106,176,063	$89,907,581	18.1%
Home equity	51,930,635	54,556,779	(4.8%)
Commercial	66,037,471	48,729,582	35.5%
Construction or development	10,527,788	12,220,170	(13.9%)

	234,671,957	205,414,112	14.2%
Consumer loans
Manufactured homes	21,701,625	22,722,664	(4.5%)
Automobile	7,132,129	10,079,522	(29.2%)
Other	7,807,354	7,871,022	(0.8%)

	36,641,108	40,673,208	(9.9%)

Commercial business loans	16,056,790	17,667,965	(9.1%)

	287,369,855	263,755,285	9.0%

Deferred loan origination fees	(228,366)	(42,488)	437.5%
Allowance for loan losses	(2,526,250)	(1,305,950)	93.4%

Total loans, net	$284,615,239	$262,406,847	8.5%

The following is an analysis of the change in the allowance for loan losses:

	Nine Months Ended September 30,
	2009	2008
Balance at beginning of period	$1,305,950	$827,688
Provision for loan losses	2,325,000	760,000
Recoveries	97,482	130,496
Charge-offs	(1,202,182)	(561,230)
Balance at end of period	$2,526,250	$1,156,954

SOUND FINANCIAL, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of nonaccrual, impaired and troubled debt restructured loans are as follows:

	September 30,	December 31,
	2009	2008

Impaired loans with a valuation allowance	$3,397,452	$1,250,810
Valuation allowance related to impaired loans	(1,273,955)	(581,177)
Impaired loans without a valuation allowance	10,325,554	4,914,918
Total impaired loans, net of valuation allowance for impaired loans	$12,449,051	$5,584,551

	September 30,	December 31,
	2009	2008

Total loans past due 90-days or more and still accruing interest	-	-
Average investment in impaired loans	$9,874,537	$4,041,000
Interest income recognized on impaired loans	-	-
Troubled debt restructured loans included in impaired loans	$3,737,573	$567,473

Forgone interest on nonaccrual loans for the nine months ended September 30, 2009 was $195,000.  At September 30, 2009, there were no commitments to lend additional funds to borrowers whose loans were classified as non-accrual or impaired.

Forgone interest on nonaccrual loans was $56,000 for the nine months ended September 30, 2008.  At December 31, 2008, there were no commitments to lend additional funds to borrowers whose loans were classified as non-accrual or impaired.

SOUND FINANCIAL, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 – Investments

The amortized cost and approximate fair value of our AFS Securities were as follows:

		Gross Unrealized			Estimated
	Amortized		Losses 1 Year	Losses Greater	Fair
	Cost	Gains	or Less	Than 1 Year	Value
September 30, 2009
Agency mortgage-backed securities	$28,186,159	$247,713	$(60,200)	$-	$28,373,672
Non-agency mortgage-backed securities	8,918,357	123,854	-	(1,721,821)	7,320,390
Total	$37,104,516	$371,567	$(60,200)	$(1,721,821)	$35,694,062

December 31, 2008
Agency mortgage-backed securities	$2,007,166	$21,596	$-	$-	$2,028,762
Non-agency mortgage-backed securities	8,123,476	-	(1,222,440)	-	6,901,036
Total	$10,130,642	$21,596	$1,222,440)	$-	$8,929,798

Agency investments with unrealized losses at September 30, 2009 had a fair value of $10.4 million and an unrealized loss of $60,000.  Non-agency investments with unrealized losses at September 30, 2009 had a fair value of $4.8 million and unrealized losses of $1.7 million.

There were no agency investments with unrealized losses at December 31, 2008.  Non-agency investments with unrealized losses at December 31, 2008 had a fair value of $6.9 million and unrealized losses of $1.2 million.

We review investment securities on an ongoing basis for the presence of other-than-temporary (“OTTI”) or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is likely that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending

SOUND FINANCIAL, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI.

Investments as of September 30, 2009, were mortgage-backed securities with contractual maturities between 2018 and 2039. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations.

Investments as of December 31, 2008, were mortgage-backed securities with contractual maturities between 2022 and 2036. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations.

There were no securities sold for the periods ended September 30, 2009 and 2008.

There were $16.3 million and $2.0 million in securities pledged to the Washington State Public Funds at September 30, 2009 and December 31, 2008, respectively. There were $656,000 and $2.0 million securities pledged as collateral to the FHLB of Seattle at September 30, 2009 and December 31, 2008, respectively.

Note 8 – Borrowings

The Bank utilizes a loan agreement with the FHLB of Seattle.  The terms of the agreement call for a blanket pledge of a portion of the Bank’s mortgage and commercial real estate portfolio based on the outstanding balance.  At September 30, 2009, the amount available to borrow under this agreement is approximately 35% of total assets, conditional upon meeting certain collateral and stock ownership requirements.  The Bank had unused borrowing capacity of $86.6 million and $31.0 million and outstanding borrowings of $25.0 million and $42.2 million at September 30, 2009, and December 31, 2008, respectively.

The Bank participates in the Federal Reserve Bank’s Borrower-in-Custody program, which gives the Bank access to the discount window.  The terms of the program call for a pledge of specific assets.  The Bank had unused borrowing capacity of $24.8 million and $0 and outstanding borrowings of $0 and $0 under this program at September 30, 2009 and December 31, 2008, respectively.

The Bank has access to a line of credit from the Pacific Coast Banker’s Bank.  This line of credit is equal to $2.0 million as of September 30, 2009.  The line has a one-year term and is renewable.  There was no balance on this line of credit as of September 30, 2009 and December 31, 2008.

SOUND FINANCIAL, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 – Earnings Per Share

Earnings per share are summarized in the following tables:

	Three Months Ended
	September 30, 2009	September 30, 2008

Net income	$76,238	$223,079
Weighted-average common shares outstanding	2,903,314	2,836,951
Basic earnings per share	$0.03	$0.08
Diluted earnings per share	$0.03	$0.08

	Nine Months Ended
	September 30, 2009	September 30, 2008

Net income (loss)	$(151,623)	$302,705
Weighted-average common shares outstanding	2,899,588	2,836,951
Basic earnings (loss) per share	$(0.05)	$0.11
Diluted earnings (loss) per share	$(0.05)	$0.11

For the nine months ended September 30, 2009, all outstanding stock equivalents were determined to be antidilutive and accordingly were not included in the diluted earnings per share calculation.  There were no outstanding stock equivalents for the nine months ended September 30, 2008.

Note 10 – Stock-Based Compensation

In November 2008, the Company’s shareholders approved the Sound Financial, Inc. 2008 Equity Incentive Plan (“Plan”).  The Plan provides for the grant of stock options, awards of restricted stock and stock appreciation rights.  Total compensation cost that has been charged against income for awards granted pursuant to the Plan and the related income tax benefit was $90,000 and $20,000, respectively, for the nine months ended September 30, 2009.

Stock Options

The Plan authorized the grant of stock options for up to 144,455 shares to its directors, officers and employees.  Option awards to purchase Company common stock are granted at an exercise price of not less than the market price of the Company’s common stock at the date of grant.  Option awards have a vesting period of no less than five years, with 20% vesting on the anniversary date of each grant date, and a contractual life of ten years.  Any unexercised stock options expire ten years after the grant date or one year after employment or service ends.  The Company has a policy of issuing new shares upon exercise.

SOUND FINANCIAL, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Options for 108,398 shares of common stock were awarded in January 2009 at exercise prices equal to and greater than the market price of the Company’s common stock on the grant date.  Options for 36,057 shares of common stock remain available for grant under the Plan.

The fair value of each option award is estimated on the date of grant using a Black-Scholes model that uses the assumptions noted in the table below.  The dividend yield is based on the current quarterly dividend in effect at the time of the grant.

The Company became a publicly held company in January 2008, so the amount of historical stock price information available is limited.  As a result, the Company elected to use a weighted-average of its peers’ historical stock prices, as well as the Company’s own historical stock prices to estimate volatility.  The Company bases the risk-free interest rate on the U.S. Treasury Constant Maturity Indices in effect on the date of the grant.  The Company elected to use the Staff Accounting Bulletin No. 110, “Share-Based Payments” permitted by the Securities and Exchange Commission to calculate the expected term.  This simplified method uses the vesting term of an option along with the contractual term, setting the expected life at a midpoint in between.

The fair value of options granted during 2009 was determined using the following weighted-average assumptions as of the grant date.

Annual dividend yield	2.20%
Expected volatility	30.00%
Risk-free interest rate	2.09%
Expected term	7.5 years
Weighted-average grant date fair value per option granted	$2.56

SOUND FINANCIAL, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a summary of the Company’s stock option plan awards during the nine months ended September 30, 2009:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at the beginning of the year	-	$-
Granted	108,398	7.93
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30, 2009	108,398	$7.93	9.34	$-
Expected to vest, assuming a 0% forfeiture rate over the vesting term	108,398	$7.93	9.34	$-

            The aggregate intrinsic value of the stock options as of September 30, 2009 was $0.

As of September 30, 2009, there was $239,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized over the remaining weighted-average vesting period of 4.34 years.  No options were exercisable at September 30, 2009.

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

There are 5,750 shares available under the Plan for additional restricted stock awards.  In November 2008, the Board of Directors authorized management to repurchase up to 57,782 shares of the Company’s outstanding stock over a twelve-month period in order to fund the restricted stock awards made under the Plan.  As of September 30, 2009, 32,200 shares have been repurchased under the plan.

SOUND FINANCIAL, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a summary of the Company’s nonvested restricted stock awards for the nine months ended September 30, 2009:
Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value

Nonvested at January 1, 2009	-	-
Granted	52,032	$7.35
Vested	-	-
Forfeited	-	-
Nonvested at September 30, 2009	52,032	$7.35	$5.45
			-
Expected to vest assuming a 0% forfeiture rate over the vesting term	52,032	$7.35	$5.45

            The aggregate intrinsic value of the restricted stock options as of September 30, 2009 was $284,000.

As of September 30, 2009, there was $331,000 of unrecognized compensation cost related to non-vested restricted stock granted under Plan.  The cost is expected to be recognized over the weighted-average vesting period of 4.34 years.

Note 11 – Acquisition of 1st Security Bank of Washington Branches

On August 29, 2009, the Bank completed its acquisition of two branches of 1st Security Bank of Washington (“1st Security”), located at 2941 South 38th Street, Tacoma, Washington and 1405 E. Front Street, Port Angeles, Washington.  These branch acquisitions were completed under two Purchase and Assumption Agreements between the Bank and 1st Security.  In this branch acquisition, the Bank purchased the deposit-related loans and certain personal property and records at the former 1st Security branches and the building and real estate at the Port Angeles branch.  These assets were acquired in exchange for the Bank’s assumption of the deposits at the two branches and the lease at the Tacoma branch, as well as the payment of a deposit premium of 2.25% on the Tacoma deposits and 2.5% on the Port Angeles deposits (or an aggregate deposit premium of $801,000).

The Bank moved the operations of its Lakewood Towne Center branch to its new Tacoma branch on October 16, 2009, and the operations of the acquired Port Angeles facility to the Bank’s new branch location at 110 North Alder Street in Port Angeles.

The acquisition was accounted for under the purchase method of accounting in accordance with FASB ASC Topic 805, Business Combinations.  The assets acquired and liabilities assumed were recorded at fair value.  Fair values are preliminary and are subject to refinements for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available.  As

SOUND FINANCIAL, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of September 30, 2009, the fair values for acquired assets and liabilities remained open.  A “bargain purchase gain” totaling approximately $227,000 resulted from the acquisition and is included as a component of noninterest income on the consolidated statement of operations.  The amount of gain is equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed.  The estimated fair value of the assets purchased and liabilities assumed are presented in the following table:

Fair value of assets acquired	August 29, 2009
Cash and cash equivalents	$31,729,000
Loans, net	241,000
Premises and equipment, net	750,000
Core deposit intangibles	1,160,000
Other assets	32,000
Total fair value of assets acquired	$33,912,000

Fair value of liabilities assumed
Deposits	$33,553,000
CD negative premium	132,000
Total fair value of liabilities assumed	$33,685,000
Gain on bargain purchase	$227,000

The core deposit intangible asset represents the value ascribed to the long-term deposit relationships acquired.  This intangible asset is being amortized on a straight-line basis over a weighted average estimated useful life of 9.5 years.  The core deposit intangible asset is not estimated to have a significant residual value.  There is a negative CD premium of $132,000.  The value is a result of the current all-in cost of the CD portfolio being well above the cost of similar funding.

The following table represents unaudited pro forma results of operations for the nine months ended September 30, 2009 and 2008, as if the acquisition of the 1st Security branches had occurred at the beginning of the earliest period presented.  The pro forma results have been prepared for comparative purposes only by estimating net interest income, non-interest income and non-interest expense for the nine month periods as if the acquisition had occurred at the earliest period presented and are not necessarily indicative of the results that would have been obtained had the acquisitions actually occurred at the beginning of the earliest period presented.  Management of the Bank anticipates that cost savings and operational synergies not currently reflected will be realized when the operations of 1st Security Bank of Washington are fully integrated in 2009.  Acquisition related expenses of approximately $132,000 were expensed in the current period.

SOUND FINANCIAL, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Net interest income	$9,524,000	$7,476,000
Provision for loan losses	2,325,000	760,000
Non-interest income	2,251,000	2,028,000
Non-interest expense	9,439,000	8,103,000
Income before income taxes	11,000	641,000

Provision (benefit) for income taxes	(52,000)	164,000
Net Income	$63,000	$477,000

The pro forma amounts in the above table have been adjusted to reflect the branch acquisitions for the periods indicated.  Net interest income was determined based on an estimate of interest income on agency mortgage backed securities less interest expense based on the cost of funds on the deposits acquired.

There was no change to the provision for loan losses as a result of the branch acquisitions.  Non-interest income included additional estimated income related to service charges on deposit accounts. Non-interest expense included additional estimated costs related to compensation, operations, occupancy and data processing.

The revenue and earnings since the acquisition date (August 29, 2009) included in the consolidated financial statements as of and for the three and nine months ended September 30, 2009, are not considered significant.

Note 12 – Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued.  Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  Management has reviewed events occurring of the balance sheet but arose after that date.  Management has reviewed events occurring through November 13, 2009, the date the financial statements were available for issuance and no subsequent events occurred requiring accrual or disclosure.

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

Our results of operations and business are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature.  These factors include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs, which may be affected by the deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates and the relative differences between short and long-term interest rates, deposit interest rates, our net interest margin and funding sources, fluctuations in the demand for loans and in real estate values in our market areas; our ability to control operating costs and expenses, including further FDIC insurance premiums; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect or result in significant declines in valuation; our ability to successfully implement our branch acquisitions; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business; adverse changes in the securities markets; changes as a result of financial institution regulatory agencies or the Financial Accounting Standards Board; other economic competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed from time to time in our filings with the Securities and Exchange Commission.  We caution readers not to place undue reliance on any forward-looking statements. These risks could cause our actual results to differ materially from those expressed in any forward-looking statements by, or on behalf of us.

General

Sound Financial was incorporated on January 8, 2008, to hold all of the stock of the Bank, which converted from a state-chartered credit union to a federally chartered savings bank in 2003.  Prior to that conversion, the Bank operated as Credit Union of the Pacific.

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

Sound Financial raised $12,971,480 in its public offering and after paying $1,005,000 in offering expenses, it contributed $8,000,000 to the Bank, lent $1,155,600 to fund its employee stock ownership plan’s purchase of shares in the offering, and retained the remaining $2,810,880 for working capital.  In March 2009, Sound Financial contributed an additional $1 million to the Bank in order to support anticipated growth in 2009 and to increase capital levels at the Bank.  During the quarter ended September 30, 2009, the Company paid a dividend of $0.04 per share to all shareholders of record on May 25, 2009.

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

As part of our business, we focus on residential mortgage loan originations, many of which we sell to Fannie Mae.  We sell these loans with servicing retained to maintain the direct customer relationship and promote our emphasis on strong customer service.  We originated $97.8 million and $45.4 million in one- to four-family residential mortgage loans during the nine months ended September 30, 2009 and 2008, respectively.  During these same periods, we sold $68.7 million and $20.7 million, respectively, of one- to four-family residential mortgage loans.  All one- to four-family residential mortgage loans that conform to Fannie Mae’s underwriting standards are sold with servicing retained.  Non-conforming one- to four-family residential as well as all commercial and consumer loans are held in the Bank’s portfolio.

We offer a variety of deposit accounts, which are our primary source of funding for our lending activities.  In recent years, however, we have relied on FHLB advances to augment our deposits and fund the growth of interest earning assets.  We have implemented a strategy to use long-term FHLB advances to fund asset and loan growth and short-term FHLB advances to meet short-term liquidity needs. In addition, we have access to a line of credit through the Federal Reserve Bank’s discount window.  The Bank may also use funds from the discount window to meet short-term liquidity needs.  The 1st Security deposit acquisition as well as organic deposit growth has allowed the Bank to pay off all of its overnight borrowings as of September 30, 2009.

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

In April 2009, we entered into a Purchase and Assumption Agreement with 1st Security Bank of Washington (“1st Security”) for the acquisition of their Port Angeles Office.  In that transaction, we purchased the office building and deposit-related loans, and assumed all of the deposits at the branch facility.  In June 2009, we entered into another Purchase and Assumption Agreement with 1st Security, pursuant to which we purchased the deposit-related loans and assumed the deposits and lease agreement of 1st Security’s branch facility in Tacoma, Washington.  The acquisition of the new Tacoma and Port Angeles Offices closed on August 29, 2009.  The deposits we acquired at the Port Angeles and Tacoma Offices totaled approximately $33 million.

We consolidated the operations of the acquired Port Angeles Office to our new branch location at 110 North Alder Street in Port Angeles during the third quarter of 2009.  We consolidated the operations of our Lakewood Towne Center branch to the Tacoma branch office during the fourth quarter of 2009.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider our critical accounting policies to be those related to our allowance for loan losses, mortgage serving rights, other real estate owned, and deferred tax asset accounts.  The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of the evaluation in accordance with U.S. generally accepted accounting principles.  It is management’s best estimate of probable incurred credit losses in our loan portfolio.  Our methodologies for analyzing the allowance for loan losses, mortgage serving rights, other real estate owned, and deferred taxes are described in our Form 10-K Annual Report for the year ended December 31, 2008.

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

General.  Total assets increased by $60.3 million, or 20.5%, to $353.8 million at September 30, 2009 from $293.5 million at December 31, 2008.  The increase was driven primarily by two factors.  First, was a $26.8 million, or 299.7%, increase in available for sale securities.  Second, was a $25.1 million increase in our gross loan portfolio, including loans held for sale, from $264.7 million at December 31, 2008 to $289.8 million at September 30, 2009.  Additionally, premises and equipment increased $2.0 million or 131.0% primarily as a result of leasehold improvements related to our new branch facility in Port Angeles and the acquisition of the existing 1st Security branch facility in Tacoma.  The increase in total assets was funded primarily by a $77.7 million increase in deposits during the nine months ended September 30, 2009.

Loans.  Our loan portfolio, including loans held for sale, increased $25.1 million, or 9.5%, to $289.8 million at September 30, 2009, from $264.7 million at December 31, 2008.  Loans held for sale increased from $956,000 at December 31, 2008 to $2.7 million at September 30, 2009, reflecting the timing of transactions and increased mortgage originations during the quarter. The changes in our net loan portfolio are reflected in Note 6 to our financial statements above.  The most significant changes include a 35.5% increase in our commercial real estate portfolio, an 18.1% increase in our one-to-four family real estate loans and a 29.2% decrease in automobile loans.  The increases in one-to-four and commercial real estate are consistent with our operating strategy of growing and diversifying our loan portfolio.  The decrease in the consumer loan portfolio is a result of the general state of the economy, and is heavily impacting auto and other consumer purchases.

           Allowance for Loan Losses.  Our allowance for loan losses at September 30, 2009, was $2.5 million, or 0.89% of net loans receivable, compared to $1.3 million, or 0.50%, of net loans receivable at December 31, 2008.  This 93.4% increase reflects the $2.3 million provision for loan losses recorded during the nine months ended September 30, 2009, as a result of increases in our commercial and first mortgage loan portfolios in the 2009 period and an evaluation of prevailing housing and other market conditions and net charge-offs of non-performing loans totaling $1.1 million.  Non-performing loans increased to $3.8 million at September 30, 2009, from $1.4 million at December 31, 2008.  The increase was concentrated in one commercial development loan as well as numerous one- to four-family residential first and second mortgage loans.  Non-performing loans to total loans increased to 1.34% at September 30, 2009, from 0.53% at December 31, 2008, due to declining economic conditions and increased delinquencies.  Other real estate owned and repossessed assets decreased by $902,000, or 52.3%, during the nine months ended September 30, 2009. We sold four properties totaling $1.8 million at a loss of $258,000 in the nine month period and acquired seven new properties valued at $1.2 million in foreclosure and other actions.  The Company believes that higher non-performing assets and charge-offs will continue going forward until the housing market and general market conditions begin to recover.

Cash, Cash Equivalents and Securities.  Cash and cash equivalents increased by $7.9 million, or 141.3%, to $13.5 million at September 30, 2009.  This was primarily a result of the closing of the 1st Security branch transactions.  Our securities portfolio consists of agency and non-agency mortgage-backed securities, all of which are designated as available-for-sale and FHLB stock, which is carried at cost.  The securities portfolio increased by $26.8 million, or 299.7%, to $38.1 million at September 30, 2009 from $11.4 million at December 31, 2008.  This increase reflects the purchase of agency mortgage-backed securities, which were purchased with the cash obtained in connection with the 1st Security branch transactions and which will also be used as collateral to meet the new higher collateralization requirements and the shared risk exposure under Washington state regulations.  These regulations have not altered the bank’s strategy regarding holding public funds as we have sufficient securities to pledge and ample liquidity.

Our investment portfolio also includes $7.3 million in non-agency mortgage-backed securities.  These securities present a level of credit risk that does not exist currently with agency backed securities that are guaranteed by the United States government.  In order to monitor the risk of these securities, management receives a credit surveillance report that considers various factors for each security including original credit scores, loan to value, geography, delinquency and loss history.  The report also evaluates the underlying loans within the security to project future losses based on various home price depreciation scenarios over a three year horizon.  Based on this analysis as of September 30, 2009, management does not expect to incur any principal loss on any of these investments.

At September 30, 2009, we held $2.4 million in shares of FHLB stock. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par. Due to ongoing turmoil in the capital and mortgage markets, the FHLB of Seattle has a risk-based capital deficiency largely as a result of write-downs on its private label mortgage-backed securities portfolios. Management evaluates FHLB stock for impairment. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB and (4) the liquidity position of the FHLB. Under Federal Housing Finance Agency Regulations, a Federal Home Loan Bank that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock in excess of what is required for members’ current loans. Based upon an analysis by Standard and Poor’s regarding the Federal Home Loan Banks they stated that the FHLB System has a special public status (organized under the Federal Home Loan Bank Act of 1932) and because of the extraordinary support offered to it by the U.S. Treasury in a crisis, (though not used), it can be considered an extension of the government. The U.S. government would almost certainly support the credit obligations of the FHLB system. Based on the above, we have determined there is not an other-than-temporary impairment on the FHLB stock investment as of September 30, 2009.

Deposits.  Total deposits increased by $77.7 million, or 34.9%, to $300.5 million at September 30, 2009, from $222.8 million at December 31, 2008.  Time deposits increased $34.1 million, money market accounts increased $25.4 million, demand deposits and interest-bearing checking accounts increased $4.4 million and savings accounts increased $6.6 million.  This increase in deposits reflects a Bank-wide emphasis to bring additional core deposits to the Bank from our existing consumer and business customers, an emphasis on increasing public deposits and the 1st Security branch acquisitions.

A summary of deposit accounts with the corresponding weighted average cost of funds is presented below (in thousands)

	As of September 30, 2009		As of December 31, 2008
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg Rate

Checking (noninterest)	$20,451,264	0.00%	$13,176,999	0.00%
NOW (interest)	24,982,330	0.28%	20,636,576	0.61%
Savings	19,180,088	0.30%	12,521,879	0.75%
Money Market	77,101,063	0.96%	51,744,024	2.92%
CDs	158,741,069	3.31%	124,680,739	4.11%
Total	$300,455,814	2.04%	$222,760,217	3.04%

Borrowings.  Total borrowings decreased $17.2 million, or 40.8% to $25.0 million at September 30, 2009 from $42.2 million at December 31, 2008.  During the quarter, the Bank paid off the entirety of its overnight borrowings at the FHLB and the Federal Reserve Bank’s discount window using the excess liquidity provided by the assumption of deposits in the 1st Security transactions.  The weighted average cost of borrowings at September 30, 2009 was 3.66%, while our weighted average cost of deposits was 2.04%.

Equity.  Total equity decreased $533,000, or 2.4%, to $25.6 million at September 30, 2009, from $26.1 million at December 31, 2008.  This primarily reflects $227,000 in stock repurchases, $106,000 in dividends paid, net losses of $152,000 and a $138,000 increase in accumulated other comprehensive loss.

Comparison of Results of Operation for the Three and Nine Months Ended September 30, 2009 and 2008

General.  Net income decreased $147,000 to $76,000 for the three months ended September 30, 2009 compared to net income of $223,000 for the three months ended September 30, 2008.  The primary reasons for this decrease were a $700,000 increase in the provision for loan losses, a $512,000 increase in non-interest expense primarily as a result of higher FDIC and OTS assessments and expanded branch operations in Port Angeles and Tacoma.  These expense increases were offset by a $409,000 increase in non-interest income including a $227,000 gain recognized as a result of the 1st Security transaction.

Net income decreased $455,000 to a loss of $152,000 for the nine months ended September 30, 2009 compared to net income of $303,000 for the nine months ended September 30, 2008.  The primary reasons for this decrease were a $1.6 million increase in the provision for loan losses, a $352,000 increase in FDIC and OTS assessments and increases in operation expenses related to expanded branch operations in Port Angeles and Tacoma.  These expense increases were offset by a $2.0 million increase in net interest income, and a $388,000 increase in mortgage servicing income.

Interest Income.  Interest income increased by $433,000, or 9.6%, to $4.9 million for the three months ended September 30, 2009 from $4.5 million for the three months ended September 30, 2008.  The increase in interest income for the period reflects an increased amount of loans and securities outstanding during the 2009 period, despite lower rates overall.  The weighted average yield on loans decreased from 6.60% for the three months ended September 30, 2008, to 6.45% for the three months ended September 30, 2009.  The decrease was primarily the result of the decrease in the 1 year Treasury bill rate which we use to set and adjust loan rates for certain variable rate loans.  The weighted average yield on investments was 4.42% for the three months ended September 30, 2009, compared to 6.84% for the comparable period in 2008.

Interest income increased by $1.8 million, or 14.7%, to $14.2 million for the nine months ended September 30, 2009 from $12.4 million for the nine months ended September 30, 2008.  The increase in interest income for the period reflects the increased amount of loans and securities outstanding during the 2009 period.  These increases were partially offset by a decrease in the overall number of consumer loans.

The weighted average yield on loans decreased from 6.26% for the nine months ended September 30, 2008, to 6.09% for the nine months ended September 30, 2009.  The decrease was primarily the result of the decrease in the 1 year Treasury bill rate which we use to establish and adjust loan rates for certain variable rate loans.  The decrease in the weighted average yield on loans, however, was tempered by the increase in commercial loans, which typically have higher yields, as a percentage of the entire loan portfolio and an increase in the origination of single-family mortgage loans.  The weighted average yield on investments was 5.44% for the nine months ended September 30, 2009 compared to 7.13% for the same period during 2008, reflecting generally lower market interest rates.

Interest Expense.  Interest expense decreased $151,000, or 7.7%, to $1.8 million for the three months ended September 30, 2009, from $2.0 million for the three months ended September 30, 2008.  Interest expense decreased $168,000, or 2.9%, to $5.6 million for the nine months ended September 30, 2009, from $5.7 million for the nine months ended September 30, 2008.

The decrease in interest expense for the 2009 three month period reflects the overall lower interest rates paid on deposits which were partially offset by a substantial increase in deposits.  Our weighted average cost of interest-bearing liabilities was 2.06% for the three months ended September 30, 2009, compared to 2.80% for the same period in 2008. Our weighted average cost of interest-bearing liabilities was 2.13% for the nine months ended September 30, 2009, compared to 2.87% for the same period in 2008.

Interest paid on deposits decreased $13,000, or 0.9%, to $1.5 million for the three months ended September 30, 2009, from $1.6 million for the three months ended September 30, 2008.  The decrease for the three month period resulted primarily from a decrease in the weighted average cost of deposits which was partially offset by a $55.9 million increase in the average balance of deposits outstanding for the period.  We experienced a 74 basis point decrease in the average rate paid on deposits during the three-months ended September 30, 2009 compared to the same period in 2008.  This decrease in average rates was a result of the repricing of matured certificate deposits that the Bank was able to retain at significantly lower rates as well as lower interest rates paid on savings, interest bearing checking and money market accounts.

Interest paid on deposits increased $7,000, or 0.2%, to $4.8 million for the nine months ended September 30, 2009, from $4.8 million for the nine months ended September 30, 2008.  The increase for the nine month period resulted primarily from a $66.2 million increase in the average balance of deposits outstanding for the period, partially offset by a decrease in the weighted average cost of deposits.  We experienced a 74 basis point decrease in the average rate paid on deposits during the nine months ended September 30, 2009 compared to the same period in 2008.  This decrease in average rates was a result of the repricing of matured certificate deposits that the Bank was able to retain at significantly lower rates as well as lower interest rates paid on savings and money market accounts.

Interest expense on borrowings decreased $138,000, or 35.0%, to $256,000 for the three months ended September 30, 2009 from $394,000 for the three months ended September 30, 2008.  The decrease resulted from a $1.2 million or 3.6% reduction in our average balance of outstanding overnight borrowings at the FHLB.  The cost of borrowings increased 36 basis points from 3.74% in the 2008 period to 4.10% in the 2009 period due to the reduction in overnight borrowings that carry a lower interest rate than the $25.0 million in term debt outstanding.

For the nine months ended September 30, 2009, interest expense on borrowings decreased $175,000, or 18.8%, to $759,000 from $934,000 for the nine months ended September 30, 2008.  The decrease resulted from an $11.2 million, or 24.3% decrease in our average balance of  overnight balances at the FHLB during the current period compared to the 2008 period.  The cost of borrowings from the FHLB increased 111 basis points from 2.95% in the 2008 period to 4.06% in the 2009 period due to the reduction in overnight borrowings that carry a lower interest rate than the $25.0 million in term debt outstanding.

Net Interest Income.  Net interest income increased $584,000, or 22.8%, to $3.1 million for the three months ended September 30, 2009, from $2.6 million for the three months ended September 30, 2008.  The increase in net interest income for the three-month period primarily resulted from the increased amount of loans and securities outstanding during the 2009 period.  Our net interest margin was 3.89% for the three months ended September 30, 2009, compared to 3.79% for the three months ended September 30, 2008.

Net interest income increased $2.0 million, or 29.8%, to $8.7 million for the nine months ended September 30, 2009, from $6.7 million for the nine months ended September 30, 2008.  The increase in net interest income for the nine-month period primarily resulted from the higher average balance of  loans and securities outstanding during the 2009 period.  Our net interest margin was 3.57% for the nine months ended September 30, 2009, compared to 3.59% for the same period ended September 30, 2008.

Provision for Loan Losses.  We establish provisions for loan losses, which are charged to earnings, at a level required to reflect probable credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, peer group data, prevailing economic conditions, and current factors.  Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions and other relevant data.  Loans for which management has concerns about the borrowers’ ability to repay, are evaluated individually, and specific loss allocations are provided for these loans when necessary.

A provision for loan losses of $950,000 was recorded for the three months ended September 30, 2009, compared to $250,000 for the three months ended September 30, 2008.  A provision for loan losses of $2.3 million was recorded for the nine months ended September 30, 2009, compared to $760,000 for the nine months ended September 30, 2008.  The increased provision was primarily attributable to increases in net charge-offs and impaired loans, deteriorating market conditions, increases in our commercial loan portfolio and an increase in our overall loan portfolio.  The Company believes that higher levels of non-performing assets and charge-offs will continue until the housing market and general economic market conditions begin to recover.

For the nine months ended September 30, 2009, the annualized ratio of net charge-offs to average loans increased 30 basis points to 0.54% from 0.24% compared to the nine months ended September 30, 2008.  The ratio of non-performing loans to total loans increased from 0.53% at December 31, 2008 to 1.34% at September 30, 2009.

Noninterest Income.  Noninterest income increased $409,000, or 73.2%, to $968,000 for the three months ended September 30, 2009, from $559,000 for the three months ended September 30, 2008.  The primary reason for this increase during the 2009 period was a $227,000 gain recognized as a result of the 1st Security transaction.  Additional reasons include a $103,000 increase in mortgage servicing income, a $71,000 increase in service charges and fee income, a $33,000 increase in BOLI income and offset by a $55,000 increase in loss on loan sales for the quarter ended September 30, 2009 compared to the same period in 2008. The increase in mortgage servicing income was the result of a recent increase in refinance mortgage activity due to the historically low interest rate environment.

Noninterest income increased $224,000, or 12.1%, to $2.1 million for the nine months ended September 30, 2009, from $1.8 million for the nine months ended September 30, 2008. The primary reasons for this increase were a $388,000 increase in mortgage servicing income as a result of a recent increase in refinance mortgages due to the historically low interest rate environment, a $227,000 gain recognized as a result of the 1st Security transaction, a $103,000 increase in service charges and fee income, an $87,000 increase in BOLI income, and a $67,000 increase in gain on loan sales.  These increases were offset by a $154,000 decrease in gain on sale of investments.

The decrease of $154,000 in gains on investment sales was a result of sale of investments resulting from the mandatory redemption of a portion of our Class B Visa, Inc. shares as part of Visa’s initial public offering.  The Bank obtained its Visa shares because it was a long-time Visa member, prior to the sale of its credit card portfolio in 2006.  We continue to own 5,699 shares of Visa Class B shares that are convertible into Class A shares.  Each Class B share currently is convertible into 0.5824 Class A shares, which are traded on the New York Stock Exchange.  The amount of Class A shares the Bank could realize upon conversion of its Class B shares are expected to change as Visa issues additional Class A shares to fund the escrow account to cover the remaining Discover settlements.  The Class B shares carry a three-year lock-up provision and may not be converted or redeemed during that period.  If those shares could be converted as of September 30, 2009, they would have a market value of approximately $229,000.

Noninterest Expense.  Noninterest expense increased $512,000, or 20.0%, to $3.1 million for the three months ended September 30, 2009, compared to $2.6 million for the three months ended September 30, 2008.  The increase in the 2009 period was primarily the result of a $252,000 increase in operations expense, a $98,000 increase in salary and benefits, a $76,000 increase in FDIC and OTS assessment expenses, a $51,000 increase in data processing expense, and a $48,000 increase in occupancy expense.  The increases in operations, occupancy, salary and benefits are primarily a result of expanded branch operations in Port Angeles and Tacoma in the 2009 period as well as expenses related to the 2008 Equity Incentive Plan.  The increase in FDIC and OTS assessments is due to an industry-wide increase in assessment rates.  The increase in data processing was a result of conversion expenses relating to the 1st Security deposit conversion.

Noninterest expense increased $1.3 million, or 18.1%, to $8.7 million for the nine months ended September 30, 2009, compared to $7.4 million for the nine months ended September 30, 2008.  The increase in the 2009 period was primarily the result of a $503,000 increase in salaries and benefits due expanded branch operations compared to 2008 as well as expenses related to the 2008 Equity Incentive Plan.  OTS and FDIC assessments increased by $352,000 due to an industry-wide increase in assessment rates and a second quarter special assessment imposed by the FDIC in efforts to rebuild the Deposit Insurance Fund.  Occupancy expenses increased in the period primarily as a result of expenses associated with our new Port Angeles branch facility and the Tacoma branch facility acquired from 1st Security.  These increases were partially offset by a $211,000 decrease in charitable contributions.  The charitable contributions from the prior period were primarily the result of our $200,000 charitable contribution to Sound Community Foundation (a non-stock Washington corporation we formed in connection with our stock offering).

Income Tax Expense (Benefit).  In the three month period ended September 30, 2009, we incurred an income tax expense of $13,000 on our pre-tax income as compared to an expense of $85,000 for the three month period ended September 30, 2008.

In the nine month period ended September 30, 2009, we incurred an income tax benefit of $162,000 on our pre-tax income as compared to an expense of $75,000 for the nine month period ended September 30, 2008.

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

A summary of our off-balance sheet commitments at September 30, 2009, is as follows:

Off-balance sheet loan commitments:
Commitments to make loans	$6,614,000
Unfunded Letters of Credit	160,000
Undisbursed portion of loans closed	3,184,000
Unused lines of credit	30,573,000
Total loan commitments	$40,531,000

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

We maintain cash and investments that qualify as liquid assets to maintain liquidity to ensure safe and sound operation and meet demands for funds (particularly withdrawals of deposits).  At September 30, 2009, the Company had $49.2 million in cash and investment securities available for sale and $2.7 million in loans held for sale generally available for its cash needs.  During the nine months ended September 30, 2009, we significantly increased our investment in agency securities in order to provide collateral for our growing public fund deposit balances as well as invest excess cash on hand as a result of the 1st Security transaction.  We also have access to additional funds through borrowings, primarily through credit lines at the FHLB, Federal Reserve discount window and the Pacific Coast Bankers Bank.  At September 30, 2009, the Bank had the ability to borrow an additional $86.6 million from the Federal Home Loan Bank, $24.8 million from the Federal Reserve discount window, and $2.0 million from the Pacific Coast Bankers Bank, subject to certain collateral requirements.

At September 30, 2009, we had $40.5 million in outstanding loan commitments, including unused lines of credit and unfunded letters of credit.  Certificates of deposit scheduled to mature in one year or less at September 30, 2009, totaled $87.0 million.  It is management’s policy to maintain deposit rates that are competitive with other local financial institutions.  Based on this management strategy and our own experience, we believe that a majority of maturing deposits will remain with the Bank.  We do not utilize wholesale or brokered deposits to meet our funding needs.  Please refer to our cash flow statement for additional information respecting our liquidity.

Capital

The Bank is subject to minimum capital requirements imposed by the Office of Thrift Supervision (“OTS”).  Based on its capital levels at September 30, 2009, the Bank exceeded these requirements as of that date and continues to exceed them as of the date of this filing.  Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the capital categories of the OTS.  Based on capital levels at September 30, 2009, the Bank was considered to be well-capitalized.  Management monitors the capital levels of the Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well-capitalized” institutions.

The following table shows the capital ratios of the Bank at September 30, 2009:

	Actual		For Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Risk-Based Capital(1) (to risk-weighted assets)	$27,881	11.49%	$19,415	8.00%	$24,269	10.00%

Core Capital(1) (to risk-weighted assets)	$25,354	10.45%	$9,708	4.00%	$14,561	6.00%

Core Capital(2) (to total adjusted assets)	$25,354	7.14%	$14,195	4.00%	$17,743	5.00%
____________
1.  Based on risk-weighted assets of $242,690 at September 30, 2009.
2.  Based on total adjusted assets of $354,865 at September 30, 2009.

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

Item 4T Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

An evaluation of the Company's disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act") as of September 30, 2009, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management.  The Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

(b)  Change in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the quarter ended September 30, 2009, that has materially affected, or is likely to materially affect our internal control over financial reporting.

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

Item 4         Submission of Matters to a Vote of Security Holders

Nothing to report.

Item 5.        Other Information

  Nothing to report.

Item 6      Exhibits

Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

3.1	Charter for Sound Financial, Inc.	*
3.2	Bylaws of Sound Financial, Inc.	**
4	Form of Stock Certificate of Sound Financial, Inc.	**
10.1	Employment Agreement with Laura Lee Stewart	*
10.2	Executive Long Term Compensation Agreement with Laura Lee Stewart	*
10.3	Executive Long Term Compensation Agreement with Patricia Floyd	*
10.4	Sound Community Incentive Compensation Achievement Plan	*
10.5	Summary of Annual Bonus Plan	*
10.6	Summary of Quarterly Bonus Plan	*
10.7	Director Fee Arrangements for 2009	***
10.8	Sound Financial, Inc. 2008 Equity Incentive Plan	***
10.9	Form of Incentive Stock Option Agreement under the 2008 Equity Incentive Plan	+
10.10	Form of Non-Qualified Stock Option Agreement under the 2008 Equity Incentive Plan	+
10.11	Form of Restricted Stock Agreement under the 2008 Equity Incentive Plan	+
10.12	Employment Agreements with executive officers Matthew Denies, Matthew Moran, Scott Boyer and Marlene Price	++
11	Statement re computation of per share earnings	None
15	Letter re unaudited interim financial information	None
18	Letter re change in accounting principles	None
19	Reports furnished to security holders	None
22	Published report regarding matters submitted to vote of security holders	None
23	Consents	None
24	Power of Attorney	None
31.1	Rule 13a–14(a) Certification of Chief Executive Officer	31.1
31.2	Rule 13a–14(a) Certification of Chief Financial Officer	31.2
32	Section 1350 Certification	32

Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

*	Filed as an exhibit to the Company's Form SB–2 registration statement filed on September 20, 2007 (File No.333–146196) pursuant to Section 5 of the Securities Act of 1933.
**
Filed as an exhibit to Pre-effective Amendment No. 1 to the Company's Form SB–2 registration statement filed on November 2, 2007 (File No.333–146196) pursuant to Section 5 of the Securities Act of 1933.

***	Filed as an exhibit to the Company’s Form 10-K filed on March 31, 2009.
+	Filed as an exhibit to the Company’s Form 8-K filed on January 29. 2009.
++	Filed as an exhibit to the Company’s Form 8-K filed on November 5, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUND FINANICAL, INC.

November 16, 2009	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President and Chief Executive Officer

November 16, 2009	By:	/s/ Matthew P. Deines
Matthew P. Deines
Executive Vice President
Chief Financial Officer
Principal Financial and Accounting Officer

Exhibit Index

31.1	Rule 13a–14(a) Certification of Chief Executive Officer	31.1
31.2	Rule 13a–14(a) Certification of Chief Financial Officer, Principal Financial and Accounting Principal	31.2
32	Section 1350 Certification	32