Form 10-K
period 2009-12-31
Sound Financial, Inc.
filed 2010-03-31
CIK 1410087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to ______________________

COMMISSION FILE NUMBER 000-52889

Sound Financial, Inc.
(Exact Name of Registrant as Specified in its Charter)

United States	26-0776123
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2005 5th Avenue, Suite 200, Seattle Washington	98121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (206) 448-0884

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
Title of each class
Common Stock, par value $.01 per share

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES [   ]    NO [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES [   ]    NO [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]  NO [   ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [   ]   NO [   ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ] [NOTE – NO DELINQUENT REPORTS REPORTED UNDER PART III, ITEM 10 OF 10-K.  IF TRUE, THEN CHECK THIS BOX.]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting Company.  See definition of “large accelerated filer,” and “smaller reporting Company” in Rule 12b-2 of the Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting Company [X]
(Do not check if smaller reporting Company)

Indicate by checkmark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).  YES [   ]    NO [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6.7 million.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
As of March 15, 2010, there were 3,000,095 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K--Portions of registrant’s Proxy Statement for its 2010 Annual Meeting of Shareholders.

PART I

Item 1.                                Business

General

Sound Financial, Inc. is a federally chartered stock holding Company and is subject to regulation by the Office of Thrift Supervision (“OTS”).  Sound Financial, Inc. was organized on January 8, 2008, as part of Sound Community Bank’s reorganization into the mutual holding Company form of organization.  As part of the reorganization, Sound Community Bank (i) converted to a stock savings bank as the successor to Sound Community Bank in its mutual form (which was originally chartered as a credit union in 1953; (ii) organized Sound Financial, Inc., which owns 100% of the common stock of Sound Community Bank; and (iii) organized Sound MHC, which currently owns 54% of the common stock of Sound Financial, Inc.  Sound MHC has no other activities or operations other than its ownership of Sound Financial, Inc.  Sound Community Bank succeeded to the business and operations of the Company in its mutual form and Sound Financial, Inc. has no significant assets other than all of the outstanding shares of common stock of Sound Community Bank, its loan to the Sound Financial, Inc.’s Employee Stock Ownership Plan, and certain liquid assets.

Unless the context otherwise requires, references in this document to the “Company” or “Sound Financial” refer to Sound Financial, Inc. and references to the “Bank” refer to Sound Community Bank (in its stock or mutual form).  References to “we,” “us,” and “our” means Sound Financial, Inc. or Sound Community Bank, unless the context otherwise requires.

In connection with the above-mentioned reorganization, Sound Financial sold 1,297,148 shares of common stock in a subscription offering that closed on January 8, 2008.  Those shares constitute 44% of the outstanding shares of common stock of Sound Financial.  Sound Financial also issued 29,480 shares of common stock to Sound Community Foundation, a charitable foundation created by Sound Community Bank in connection with the mutual holding Company reorganization and subscription offering.  The remaining 1,621,435 shares of common stock of Sound Financial outstanding were issued in accordance with federal law to Sound Community MHC, a federal mutual holding Company (“MHC”).

Substantially all of Sound Financial’s business is conducted through the Company, which is a federal savings bank subject to extensive regulation by the OTS.  Sound Community Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”).  At December 31, 2009, we had total consolidated assets of $337.8 million, deposits of $287.6 million and stockholders’ equity of $25.1 million.  The shares of Sound Financial are traded on the Over-the-Counter Electronic Bulletin Board under the symbol “SNFL.”  Our executive offices are located at 2005 5th Avenue, Seattle, Washington, 98121.

Sound Community Bank was originally chartered in 1953 as the Associated Grocers Employees Federal Credit Union.  By the late 1980’s, the members of the credit union expanded from employees of Associated Grocers to employees of other businesses.  In the 1990’s, the credit union was serving employees of approximately 450 small companies.  In 1992, it changed its name to Credit Union of the Pacific.  On May 19, 2003, Credit Union of the Pacific converted its charter from a state-chartered credit union to a federally chartered savings bank.  On that date the name was changed from Credit Union of the Pacific to Sound Community Bank, and the Company became a taxable organization.

The Company’s principal business consists of attracting retail deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one- to four-family residences (including home equity loans and lines of credit), commercial real estate, consumer and commercial business loans and, to a lesser extent, construction and development loans.  We offer a wide variety of secured and unsecured consumer loan products, including manufactured home loans, automobile loans, boat loans and recreational vehicle loans.  We intend to continue emphasizing our residential mortgage, home equity and consumer lending, while also expanding our emphasis in commercial real estate and commercial business lending.  In recent years, we have focused on expanding our commercial loan portfolio (commercial real estate and other commercial loans), which has grown to $89.9 million or 31.0% of our loan portfolio at December 31, 2009, from $66.4 million or 25.2% of our loan portfolio at December 31, 2008.

As part of our business, we focus on mortgage loan originations, many of which we sell to Fannie Mae.  We sell these loans with servicing retained to maintain the direct customer relationship and support our emphasis on strong customer service.  We originated $117.6 million and $57.7 million in one- to four-family residential mortgage loans during the years ended December 31, 2009 and 2008, respectively.  During these same periods, we sold $84.3 million and $31.6 million, respectively, of one- to four-family residential mortgage loans.

We offer a variety of deposit accounts, which are our primary source of funding for our lending activities.  In recent years we have also relied on Federal Home Loan Bank advances to augment our deposits and fund the growth of interest earning assets.  In 2008, we adopted a leverage strategy to use short and long-term Federal Home Loan Bank advances to fund asset and loan growth.

The Company’s earnings are primarily dependent upon our net interest income, the difference between interest income and interest expense.  Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on these loans and investments.  Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on these deposits and borrowings.  The Company’s earnings are also affected by our provision for loan losses, service charges and fees, gains and losses from sales of loans, investments and other assets, other income, operating expenses and income taxes.

During 2009, the Company expanded its operations through the acquisition of two branches in Port Angeles and Tacoma, Washington.  In July 2009, the Company opened a new branch in Port Angeles.  On September 1, 2009, the Company acquired the Port Angeles and Tacoma offices of 1st Security Bank, including $33.6 million in deposits.  The operations of the Port Angeles location were moved to the Company’s new Port Angeles branch, and the 1st Security Bank branch location was vacated.  The Company’s former branch in Lakewood was closed and the operations were consolidated with the leased 1st Security branch in Tacoma.

Forward-Looking Statements

This Form 10-K contains various forward-looking statements.  You can identify these forward-looking statements through our use of words such as ‘may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future.  These forward-looking statements include, but are not limited to:

·	statements of our goals, intentions and expectations;

·	statements regarding our business plans, prospects, growth and operating strategies;

·	estimated of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.  In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

·	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

·	general economic conditions, either nationally or in our market areas, that are worse than expected;

·	competition among depository and other financial institutions;

·	changes in the prices, values and sales volume of residential and commercial real estate in Washington, and in particular the Puget Sound Region;

·	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

·	adverse changes in the securities markets;

·	our ability to enter new markets successfully and capitalize on growth opportunities;

·	our ability to successfully integrate acquired entities, if any;

·	changes in consumer spending, borrowing and savings habits;

·	changes in our organization, compensation and benefit plans;

·	our ability to continue to increase and manage our commercial, multi-family and residential real estate loans and commercial business loans;

·	possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;

·	the level of future deposit premium assessments;

·	the impact of the current recession on our loan portfolio (including cash flow and collateral values), investment portfolio, customers and capital market activities;

·	the impact of the current governmental effort to restructure the U.S. financial and regulatory system;

·	the failure of assumptions underlying the establishment of allowance for possible loan losses and other estimates;

·	changes in the financial performance and/or condition of our borrowers and their ability to repay their loans when due; and

·
the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the United States Securities and Exchange Commission, the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.

    Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.  We do not undertake, and specifically disclaim, any obligation to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Market Area

Our primary market area is the Puget Sound region.  We are headquartered in Seattle, Washington and have six retail offices.  Four of our offices are located within the Seattle-Tacoma-Bellevue Metropolitan Statistical Area, which consists of King, Pierce and Snohomish counties.  Based on the most recent branch deposit data provided by the FDIC, our share of deposits in that market was approximately 0.2%.  Our fifth and sixth offices, located in Clallam County, have 8.2% of the deposits in that market.

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

The economy of this region has struggled during the past year.  Median household income and per capita income for our market area are above the state and national averages, reflecting strong job growth in our market area during 2007.  For the month of December 2009, the Seattle MSA reported an unemployment rate of 9.1%, as compared to the national average of 10.0%, according to the latest available information.  A reduction in the economic growth in our market area can have an adverse impact on the level of our mortgage, construction and commercial lending as well as our ability to gather deposits.

Home prices have also continued to decline over the past year.  According to Case-Shiller, home prices in the Seattle MSA have decreased by 7.9% between December 2008 and December 2009.  In recent months, the rate of price depreciation appears to have slowed as evidenced by the Case-Shiller month to month decrease of 0.7% between November and December 2009.

The challenges faced by the consumers and businesses in this region have had an impact on the Company’s delinquencies and non-performing assets.  Loans delinquent more than 60 days increased to $4.4 million or 1.5% as of December 31, 2009 compared to $2.4 million or 0.9% as of December 31, 2008.  Non performing assets increased to $5.0 million or 1.48% of total assets as of December 31, 2009 compared to $3.0 million or 1.01% as of December 31, 2008.

Lending Activities

The following table presents information concerning the composition of the Company’s loan portfolio by the type of loan as of the dates indicated.

	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Real estate loans:
One- to four-family	$107,318	36.63%	$90,863	34.33%	$84,788	38.37%	$86,102	41.60%	$75,554	39.34%
Home equity	50,445	17.22	54,557	20.61	45,374	20.53	39,302	18.99	28,534	14.86
Commercial	72,035	24.58	48,730	18.41	25,013	11.32	17,501	8.46	15,548	8.10
Construction or development	10,000	3.41	12,220	4.62	8,622	3.90	9,459	4.57	7,777	4.05
Total real estate loans	239,798	81.84	206,370	77.97	163,797	74.12	152,364	73.62	127,413	66.35

Consumer loans:
Manufactured homes	21,473	7.33	22,723	8.58	22,495	10.18	19,785	9.56	16,648	8.67
Automobile	6,446	2.20	10,080	3.81	15,078	6.82	17,272	8.35	18,138	9.44
Credit card	---	---	---	---	---	---	---	---	12,196	6.35
Other	7,499	2.56	7,871	2.97	8,818	3.99	9,932	4.79	6,478	3.37
Total consumer loans	35,418	12.09	40,674	15.37	46,391	20.99	46,989	22.71	53,460	27.84

Commercial business loans	17,800	6.07	17,668	6.67	10,803	4.89	7,600	3.67	11,168	5.82

Total loans	293,016	100.00%	264,712	100.00%	220,991	100.00%	206,953	100.00%	192,041	100.00%

Less:
Deferred fees and discounts	334		43		(65)		12		185
Loans held for sale	2,857		956		822		1,307		1,069
Allowance for losses	3,468		1,306		828		822		1,321
Total loans, net	$286,357		$262,407		$219,406		$204,812		$189,466

The following table shows the composition of our loan portfolio in dollar amounts and in percentages by fixed and adjustable rate loans at the dates indicated.

	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Amount	Percent	Amount	Percent	Amount

Fixed- rate loans:
Real estate loans:
One- to four-family(1)	$88,201	30.10%	$72,439	27.37%	$66,335	30.02%	$74,159	35.83%	$69,100	35.98%
Home equity	12,009	4.10	15,613	5.90	17,814	8.05	18,159	8.77	7,655	3.99
Commercial	27,373	9.34	26,035	9.84	17,250	7.81	12,000	5.80	11,088	5.77
Construction or development	9,453	3.23	10,323	3.90	5,583	2.53	7,056	3.41	3,461	1.80
Total real estate loans	137,036	46.77	124,410	47.01	106,982	48.41	111,374	53.82	91,304	47.54

Manufactured homes	21,473	7.33	22,723	8.58	22,495	10.18	19,785	9.56	16,648	8.67
Automobile	6,446	2.20	10,080	3.81	15,078	6.82	17,272	8.35	18,138	9.44
Credit card	---	---	---	---	---	---	---	---	3,138	1.63
Other consumer	5,926	2.02	6,168	2.33	7,119	3.22	9,148	4.42	5,755	3.00
Commercial business loans	11,157	11.55	7,551	2.85	5,539	2.51	4,121	1.99	3,750	1.95
Total fixed-rate loans	182,038	62.13	46,522	17.57	157,213	71.14	161,700	78.13	138,733	72.24

Adjustable- rate loans:
Real estate loans:
One- to four-family	19,117	6.52	18,424	6.96	18,453	8.35	11,942	5.77	6,453	3.36
Home equity	38,435	13.12	38,944	14.71	27,560	12.47	21,143	10.22	20,879	10.87
Commercial	44,663	15.24	22,695	8.57	7,764	3.51	5,502	2.66	4,460	2.32
Construction or development	547	0.19	1,897	0.72	3,039	1.38	2,403	1.16	4,316	2.25
Total real estate loans	102,762	35.07	81,960	30.96	56,816	25.71	40,990	19.81	36,108	18.80

Credit card	---	---	---	---	---	---	---	---	9,058	4.72
Other consumer	1,573	0.54	1,703	0.64	1,698	0.77	784	0.38	724	0.38
Commercial business loans	6,643	2.27	10,117	3.82	5,264	28.86	3,479	1.68	7,418	3.86
Total adjustable-rate loans	110,978	37.87	11,820	4.46	63,778	28.86	45,253	21.87	53,308	27.76

Total loans	293,016	100.00%	264,712	100.00%	220,991	100.00%	206,953	100.00%	192,041	100.00%
Less:
Deferred fees and discounts	334		43		(65)		12		185
Loans held for sale	2,857		956		822		1,307		1,069
Allowance for losses	3,468		1,306		828		822		1,321
Total loans, net	$286,357		$262,407		$219,406		$204,812		$189,466
___________________________
(1) Includes 30-year loans with a one-time rate adjustment five to seven years after origination, which at December 31, 2009, totaled $37.9 million, or 43.0% of our fixed-rate residential mortgages.

The following schedule illustrates the contractual maturity of our loan portfolio at December 31, 2009.  Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate Mortgage
	One- to Four- Family		Home Equity Loans		Commercial		Construction to Development		Consumer		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
2010(1)	$4,100	4.67%	$832	6.19%	$3,877	5.64%	$4,657	6.50%	$1,520	11.60%	$6,130	6.77%	$21,116	6.42%
2011	3,066	5.76	682	5.01	1,448	5.60	46	6.75	1,634	7.82	1,302	7.12	8,177	6.30
2012	6,354	6.29	387	5.23	3,557	6.68	71	10.50	2,537	8.51	1,566	7.47	14,471	6.90
2013	4,501	7.06	896	5.67	1,884	5.54	9	7.00	2,261	8.02	1,257	6.90	10,807	6.86
2014 to 2016	20,660	6.39	4,465	5.58	7,299	6.92	331	7.04	4,931	7.60	4,757	6.66	42,443	6.57
2017 to 2020	7,117	5.40	32,397	5.19	42,634	6.71	1,205	6.68	5,672	8.48	2,308	8.81	91,333	6.23
2021 to 2024	3,106	5.53	7,491	6.87	2,555	6.68	3,400	7.06	9,216	8.79	22	7.38	25,790	7.40
2025 and following	58,414	5.15	3,296	7.64	8,781	6.51	282	6.76	7,647	7.79	457	7.27	78,877	5.68
Total	$107,318	5.56%	$50,445	5.66%	$72,035	6.60%	$10,000	6.77%	$35,418	8.37%	$17,800	7.12%	$293,016	6.31%
___________________________________________
(1)  Includes demand loans, loans having no stated maturity, overdraft loans and loans held for sale.

The total amount of loans due after December 31, 2010, which have predetermined interest rates, is $168.7 million, while the total amount of loans due after such date, which have floating or adjustable interest rates is $103.2 million.

Lending Authority.  The President/CEO may approve unsecured loans up to $500,000 and all types of secured loans up to $1.0 million. The EVP/Chief Credit Officer may approve all other secured loans up to $500,000. The SVP/Lending also may approve secured consumer loans and residential mortgage and construction and development loans (excluding commercial loans) up to $500,000. The SVP/Lending, EVP/Chief Credit Officer each may approve unsecured loans up to $250,000. The President/CEO, EVP/Chief Credit Officer, and SVP/Lending all have an additional discretionary lending authority equal to 20% of their secured lending limit. Any loans over the President/CEO’s lending authority or loans otherwise outside our general underwriting guidelines must be approved by the Board Loan Committee.

Largest Borrowing Relationships. At December 31, 2009, the maximum amount under federal law that we could lend to any one borrower and the borrower’s related entities was approximately $4.3 million.  Of our five largest borrowing relationships, four of them are primarily business relationships and one relationship is with an individual borrower. Our four largest commercial relationships totaled $12.9 million in the aggregate, or 4.45% of our $290.2 million loan portfolio, at December 31, 2009. The largest relationship consists of $3.7 million in loans to an individual and his businesses, which are collateralized by a mortgage on his home and gas stations. The next four largest lending relationships at December 31, 2009, were $3.5 million in loans to an individual, which is collateralized by residential property; $3.2 million in loans to an individual and his businesses which are collateralized by gas stations;  $3.1 million in loans to a business collateralized by commercial real estate and multi-family housing; and $2.9 million to a business collateralized by multi-family housing. All of these loans were current as of December 31, 2009.  At December 31, 2009, we had no other lending relationships that exceeded $2.8 million.

One- to Four-Family Real Estate Lending.  We originate loans secured by first mortgages on one- to-four family residences primarily located in our geographic lending area.  We originate one- to four-family residential mortgage loans primarily through referrals from real estate agents, builders and from existing customers.  Walk-in customers to our branches are another important source of loan origination for us.

A portion of the one- to four-family loans we originate are retained in our portfolio and others are sold into the secondary market, with servicing retained for continued customer contact and service.  This mortgage banking element of our residential lending business allows us to originate more loans with the same funds by reinvesting sales proceeds in more residential mortgage loans.  The sale of mortgage loans reduces our interest rate risk, provides a stream of servicing income that improves earnings, enhances liquidity and enables us to originate more loans at our current capital level than if we held them in portfolio. We currently sell a portion of our residential mortgage loans, including conforming fixed-rate loans, on a servicing retained basis.  See “- Loan Originations, Purchases, Sales, Repayments and Servicing.”  At December 31, 2009, one- to four-family residential mortgage loans (including loans held for sale) totaled $107.3 million, or 36.6%, of our gross loan portfolio.

We generally underwrite our one- to-four family loans based on the applicant’s employment and credit history and the appraised value of the subject property.  We generally lend up to 90% of the lesser of the appraised value or purchase price for one- to four-family first mortgage loans, and up to 80% for non-owner occupied first mortgage loans.  For first mortgage loans with a loan-to-value ratio in excess of 90%, we generally require private mortgage insurance in order to reduce our exposure. Second mortgages on one- to four-family residences, whether owner occupied or not, are made up to 90% of the appraised value.  Properties securing our one- to four-family loans are generally appraised by independent fee appraisers who are selected in accordance with criteria approved by the Board of Directors.  We require our borrowers to obtain title and hazard insurance, and flood insurance, if necessary.

We currently originate one- to four-family mortgage loans with either fixed or adjustable rates. Our pricing strategy for mortgage loans includes establishing interest rates that are competitive with other local financial institutions and consistent with our internal asset and liability management objectives.  During the year ended December 31, 2009, we originated $114.4 million of one- to four-family fixed-rate mortgage loans and $3.2 million of one- to four-family adjustable rate mortgage (ARM) loans.

Fixed-rate loans secured by one- to four-family residences have contractual maturities of up to 30 years and are generally fully amortizing, with payments due monthly.  Currently, ARM loans are offered with annual adjustments and life-time rate caps that vary based on the product, generally with a maximum annual rate change of 2.0% and a maximum overall rate change of 6.0%.  We generally use the rate on one-year Treasury Bills to reprice our ARM loans.  As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as our cost of funds.

ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s payment rises, which increases the potential for default. The majority of these loans have been originated within the past several years, when rates were historically low.  We have offered some teaser rates for the initial loan rate on our ARM loans but not at significant discounts from our prevailing rates.  See “- Asset Quality – Non-performing Assets” and “– Classified Assets.”

Most of our loans are written using generally accepted underwriting guidelines, and are readily saleable to Fannie Mae or other private investors.  Our real estate loans generally contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property.  The average size of our one- to four-family residential loans was approximately $192,000 at December 31, 2009.

Home Equity Lending.  We originate home equity loans that consist of both fixed-rate loans and variable-rate lines of credit. We originate home equity lines of credit in amounts of up to 95% of the value of the collateral, minus any senior liens on the property. Home equity lines of credit are originated for up to $250,000 with an adjustable rate of interest, based on the one-year Treasury Bill rate plus a margin.  Home equity lines of credit generally have up to a twelve-year draw period, during which time the funds may be paid down and redrawn up to the committed amount.  Once the draw period has lapsed, the payment is amortized over a twelve-year period based on the loan balance at that time.  We charge a $50 annual fee on each outstanding home equity line of credit and require monthly interest-only payments on the entire drawn amount. At December 31, 2009, home equity lines of credit totaled $39.1 million and home equity loans totaled $11.3 million, or 17.2% of our gross loan portfolio. At December 31, 2009, unfunded commitments on these lines of credit totaled $21.1 million.

Our fixed-rate home equity loans are originated in amounts, together with the amount of the existing first mortgage, of up to 90% of the appraised value of the subject property for home equity loans.  These loans may have terms of up to 20 years and are fully amortizing.

Commercial Real Estate Lending.  We offer a variety of commercial real estate loans.  Most of these loans are secured by commercial income producing properties, including retail centers, multi-family apartment buildings, warehouses, and office buildings located in our market areas.  At December 31, 2009, commercial real estate loans totaled $72.0 million, or 24.6%, of our gross loan portfolio, compared to $48.7 million, or 18.4% of our gross loan portfolio at December 31, 2008.

Our loans secured by commercial real estate are generally originated with a variable interest rate, fixed for a five-year term and a 20- to 25- year amortization period.  At the end of the initial five-year term, there is a balloon payment or the loan re-prices based on an independent index plus a margin of 1% to 2% for another five years.  Loan-to-value ratios on our commercial real estate loans typically do not exceed 80% of the lower of cost or appraised value of the property securing the loan at origination.

Loans secured by commercial real estate are generally underwritten based on the net operating income of the property and the financial strength of the borrower.  The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt plus an additional coverage requirement.  We generally require at minimum the personal guaranty of the borrower and an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt.  Appraisals on properties securing commercial real estate loans are performed by independent state certified or licensed fee appraisers and approved by the Board Loan Committee. In order to monitor the adequacy of cash flows on income-producing properties, the borrower is required to provide at minimum annual financial information.

Loans secured by commercial real estate properties generally involve a greater degree of credit risk than one- to four-family residential mortgage loans.  These loans typically involve larger balances to single borrowers or groups of related borrowers.  Because payments on loans secured by commercial and multi-family real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy.  If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired.  Our largest commercial real estate loan at December 31, 2009, totaled $3.7 million loans to an individual and his business, which is collateralized by gas stations and a personal residence. At December 31, 2009, this loan was performing in accordance with the terms of the notes.

Construction or Development Lending We originate construction loans secured by single-family residences and commercial real estate.  We also originate loans secured by tracts of land for development.  At December 31, 2009, our construction and development loans totaled $10.0 million, or 3.4%, of our gross loan portfolio.

Construction loans to individuals and contractors for the construction and acquisition of personal residences totaled $1.3 million, or 13.0%, of our construction and development portfolio.  At December 31, 2009, the unadvanced portion of these construction loans totaled $2.4 million.

Our construction loans generally provide for the payment of interest only during the construction phase, which is typically up to nine months.  At the end of the construction phase, the construction loan generally either converts to a longer term mortgage loan or is paid off through a permanent loan from another lender.  Construction loans are made up to the lesser of a maximum loan-to-value ratio of 100% of cost or 80% of appraised value at completion.  At December 31, 2009, our largest residential construction mortgage loan commitment was for $1.9 million; $541,000 of which had been disbursed. This loan was performing according to its terms.  The average outstanding residential construction loan balance was approximately $162,000 at December 31, 2009.

Before making a commitment to fund a residential construction loan, we require an appraisal of the subject property by an independent licensed appraiser.  Loan proceeds are disbursed after inspection based on the percentage of completion method. We also independently review and inspect each project before disbursement of funds during the term of the construction loan.

We make development loans to builders or residential lot developers.  These loans involve a higher degree of credit risk similar to commercial construction loans.  At December 31, 2009, we had a total of $4.4 million in development loans to builders and residential lot developers. Our largest development loan being a $1.2 million loan, which is non-performing as of December 31, 2009. These land loans also involve additional risks because the loan amount is made based on the projected value of the lots after construction.  We make these loans for up to 75% of the estimated value for up to two years.  We require these loans to be paid on an accelerated basis as the lots are sold, so that we are repaid before all the lots are sold.

We offer commercial real estate construction loans for small retail properties.  These loans are underwritten with terms similar to our permanent commercial real estate loans with special construction financing for up to 12 months under terms similar to our residential construction loans.  We had no construction loans secured by commercial real estate at December 31, 2009.

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

Consumer Lending.  We offer a variety of secured consumer loans, including new and used manufactured homes, automobiles, motorcycles, boats and recreational vehicle loans, and loans secured by savings deposits.  We also offer unsecured consumer loans.  We originate our consumer loans primarily in our geographic lending areas.

We originate new and used manufactured home loans.  The yields on these loans are higher than that on our other residential lending products and the portfolio has performed reasonably well with an acceptable level of risk and loss in exchange for the higher yield.  Our weighted average yield on manufactured home loans at December 31, 2009 was 8.5%, compared to 5.6% for one- to four-family residential mortgages, including loans held for sale. At December 31, 2009, these loans totaled $21.5 million, or 60.6% of our consumer loans and 7.3% of our total loan portfolio. These loans are generally made for up to 90% of the lesser of the appraised value or purchase price up to $200,000, and with terms typically up to 20 years.  We generally charge a 1% fee at origination.  All our manufactured home loans are made on a direct basis.  We underwrite these loans based on our review of creditworthiness of the borrower, including credit scores, and the value of the collateral, for which we perfect a security interest under Washington law.

Manufactured home loans are higher risk than loans secured by residential real property, though this risk is reduced if the owner also owns the land on which the home is located.  A small portion of our manufactured home loans involve properties on which we also have financed the land for the owner.  The primary additional risk in manufactured home loans is the difficulty in obtaining adequate value for the collateral due to the cost and limited ability to move the collateral.  These loans tend to be made to retired individuals and first-time homebuyers.  First-time homebuyers of manufactured homes tend to be a higher credit risk than first-time homebuyers of single family residences, due to more limited financial resources.  As a result, these loans have a higher probability of default, higher delinquency rates and greater servicing and collateral recovery costs than single family residential loans and other types of consumer loans.  We maintain a reserve to address this additional risk.  We attempt to workout delinquent loans with the borrower and, if that is not successful, any repossessed manufactured homes are repossessed and sold.  At December 31, 2009, none of our manufactured home loans were non-performing.

We make loans on new and used automobiles.  Our automobile loan portfolio totaled $6.4 million at December 31, 2009, or 18.2% of our consumer loan portfolio and 2.2% of our gross loan portfolio. Automobile loans may be written for a term of up to seven years for new cars and six years for used cars and have fixed rates of interest.  Loan-to-value ratios are up to 100% of the lesser of the purchase price or the National Automobile Dealers Association value for auto loans, including tax, licenses, title and mechanical breakdown and gap insurance.  We follow our internal underwriting guidelines in evaluating automobile loans, including credit scoring, verification of employment, reviewing debt to income ratios and valuation of the underlying collateral.

Our consumer loans also include loans secured by new and used boats, motorcycles and recreational vehicles, loans secured by deposits and unsecured consumer loans, all of which, at December 31, 2009, totaled $7.5 million, or 2.6% of our gross loan portfolio. Loans secured by boats, motorcycles and recreational vehicles typically have terms from five to 15 years, depending on the collateral, and loan-to-value ratios up to 90%.  They are made with fixed rates.  Our unsecured consumer loans have either a fixed rate of interest generally for a maximum term of 48 months, or are revolving lines of credit of generally up to $5,000.  At December 31, 2009, unfunded commitments on our unsecured consumer lines of credit totaled $2.7 million.

Consumer loans (other than our manufactured homes) generally have shorter terms to maturity, which reduces our exposure to changes in interest rates.  In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

Consumer loans generally entail greater risk than do one- to four-family residential mortgage loans, particularly in the case of consumer loans that are secured by rapidly depreciable assets, such as manufactured homes, automobiles, boats and recreational vehicles.  In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.  As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

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

Commercial Business Lending.  At December 31, 2009, commercial business loans totaled $17.8 million, or 6.1%, of our gross loan portfolio. Our commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance commercial vehicles and equipment.  Approximately $1.2 million of our commercial business loans are unsecured.  Our commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower.  Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis.  We generally require personal guarantees on both our secured and unsecured commercial business loans.  Nonetheless, commercial business loans are believed to carry higher credit risk than residential mortgage loans.

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

Loan Originations, Purchases, Sales, Repayments and Servicing

We originate both fixed-rate and adjustable-rate loans.  Our ability to originate loans, however, is dependent upon customer demand for loans in our market areas.  Over the past few years, we have continued to originate residential and consumer loans, and increased our emphasis on commercial real estate, construction and development, and commercial business lending.  Demand is affected by competition and the interest rate environment.  During the past few years, we, like many other financial institutions, have experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States.  In periods of economic uncertainty, the ability of financial institutions, including us, to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income. In 2009, we acquired $4.2 million of seasoned multi-family residential real estate loans. We acquired these loans at par.  In 2008, we purchased approximately $10 million of seasoned non-residential real estate loans.  We have not engaged in any loan participations recently, but we may do so in the future.

In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services.

We also sell whole residential real estate loans without recourse to Fannie Mae, subject to a provision for repurchase upon breach of representation, warranty or covenant.  These loans are fixed-rate mortgages, which primarily are sold to improve our interest rate risk.  These loans are generally sold for cash in amounts equal to the unpaid principal amount of the loans determined using present value yields to the buyer.  These sales allow for a servicing fee on loans when the servicing is retained by us.  Most residential real estate loans sold by us are sold with servicing retained.  We earned mortgage servicing income of $991,000, $334,000 and $315,000, respectively, for the years ended December 31, 2009, 2008 and 2007.  On November 30, 2009, we acquired a $340.1 million loan servicing portfolio from Leader Financial Services.  These loans are 100% owned by Fannie Mae and are subserviced under an agreement with a third party loan servicer who will perform all servicing including payment processing, reporting and collections. At December 31, 2009, we were servicing a $510.9 million portfolio of residential mortgage loans for Fannie Mae.  These mortgage servicing rights are separated into two segments, one for acquired servicing rights of $2.0 million, which are carried at fair value and one for our originated servicing portfolio of $1.3 million, which is carried at amortized cost and is periodically evaluated for impairment based on their fair value, which takes into account the rates and potential prepayments of those sold loans being serviced. See Note 6 to the Consolidated Financial Statements.

Sales of whole real estate loans and participations in real estate loans can be beneficial to us since these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending and other investments, and increase liquidity.  We sold $84.3 million, $31.6 million and $25.6 million of these loans during the years ended December 31, 2009, 2008 and 2007, respectively.

Gains, losses and transfer fees on sales of residential real estate loans and participations are recognized at the time of the sale.  Our net gain (loss) on sales of residential loans for all of 2009, 2008 and 2007 were $157,000, ($16,000) and $11,000, respectively.

The following table shows our loan origination, sale and repayment activities for the periods indicated.  Approximately $4.2 and $9.8 million in loans were purchased for the year ended December 31, 2009 and 2008, respectively. There were no loans purchased for the years ended December 31, 2007.

	For the year ended December 31,
	2009	2008	2007
	(In thousands)
Originations by type:
Fixed-rate:
One- to four-family real estate	$111,745	$54,024	$30,601
Home equity	1,146	4,035	5,768
Commercial real estate	6,969	13,072	10,391
Construction and development	3,997	2,574	2,531
Consumer	4,309	7,579	12,012
Commercial business	6,597	5,212	3,404
Total fixed-rate	134,763	86,496	64,707
Adjustable rate:
One- to four-family real estate(1)	3,171	3,658	9,221
Home equity	3,558	13,547	11,300
Commercial real estate	19,961	18,140	5,081
Construction and development	38	1,128	1,919
Consumer	27	151	389
Commercial business	1,917	1,515	2,793
Total adjustable-rate	28,645	38,139	30,704
Total loans originated	163,435	124,635	95,411
Purchases by type:
Commercial real estate	4,199	9,731	---
Sales and Repayments:
One- to four-family real estate	84,299	31,552	25,644
Total loans sold	84,299	31,552	25,644
Total principal repayments	53,129	59,093	55,728
Total reductions	137,428	90,645	81,373
Net increase (decrease)	$30,206	$43,721	$14,038
__________________________
(1)       These loans include $2.3 million, $1.9 million and $3.4 million, respectively, of adjustable rate mortgage loan originations to employees at December 31, 2009, 2008 and 2007.

Asset Quality

When a borrower fails to make a required payment on a residential real estate loan, we attempt to cure the delinquency by contacting the borrower.  In the case of loans secured by residential real estate, a late notice typically is sent within 15 days after the due date, and the borrower is contacted by phone within 30 days after the due date.  Generally, a delinquency letter is mailed to the borrower.  All delinquent accounts are reviewed by a loan officer who attempts to cure the delinquency by contacting the borrower once the loan is 30 days past due.  If the account becomes 60 days delinquent and an acceptable repayment plan has not been agreed upon, we generally refer the account to legal counsel with instructions to prepare a notice of intent to foreclose.  The notice of intent to foreclose allows the borrower up to 30 days to bring the account current.  If foreclosed, typically we take title to the property and sell it directly through a real estate broker.

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

Delinquent loans are initially handled by the loan officer in charge of the loan, who is responsible for contacting the borrower.  The Collections Department also works with the loan officers to see that the necessary steps are taken to collect delinquent loans.  In addition, management meets weekly and reviews past due and classified loans, as well as other loans that management feels may present possible collection problems, which are reported to the board on a quarterly basis.  If an acceptable workout of a delinquent loan cannot be agreed upon, we generally initiate foreclosure or repossession proceedings on any collateral securing the loan.

Delinquent Loans.  The following table sets forth our loan delinquencies by type, by amount and by percentage of type at December 31, 2009.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in Thousands)
One- to four-family real estate	4	$676	0.63%	6	$1,457	1.36%	10	$2,133	1.99%
Home Equity	2	84	0.17	5	791	1.57	7	876	1.73
Commercial Real Estate	-	-	0.00	1	111	0.15	1	111	0.15
Construction and Development	-	-	0.00	1	1,231	12.31	1	1,231	12.31
Consumer	16	60	0.17	5	17	0.05	21	77	0.22
Commercial Business	-	-	0.00	-	-	0.00	-	-	0.00

Total	22	$819	0.28%	18	$3,607	1.23%	40	$4,427	1.51%

The dollar amount of delinquent loans increased as of December 31, 2009 (40 loans totaling $4.4 million) compared to December 31, 2008 (44 loans totaling $2.4 million). At the end of 2008, delinquencies consisted of one-to-four family mortgages, commercial real estate and consumer loans. At the end of 2009, we had these three types of delinquent loans, but we also had a lower amount of consumer delinquencies due to a higher emphasis on early collection efforts by the loan officer who originated the loan.  In addition, delinquent loans included home equity, construction and development and commercial business loans.  Delinquencies in these categories reflect the declining economic conditions in our market during 2009.

Non-performing Assets.  The table below sets forth the amounts and categories of non-performing assets in our loan portfolio.  Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful or when the loan is more than 90 days past due.  Foreclosed assets include assets acquired in settlement of loans.

	December 31,
	2009	2008	2007	2006	2005
		(Dollars in thousands)
Non-accruing loans:
One- to four-family	$1,457	$258	$256	$132	$	---
Home equity	791	340	---	---		20
Commercial Real Estate	111	471	---	---		---
Construction or Development	1,231	59	---	---		---
Consumer	17	64	162	160		109
Commercial Business	---	60	---	---		---
Total	3,607	1,252	418	292		129

Accruing loans delinquent more than 90 days:
One- to four-family	---	---	---	---		129
Consumer	---	---	---	---		191
Total	---	---	---	---		320

Foreclosed assets:
One- to four-family	901	1,250	817	---		---
Land	115	---	---	---		---
Commercial business	---	190	---	---		---
Consumer	368	284	35	106		---
Total	1,384	1,724	852	106		---

Total non-performing assets	$4,991	$2,976	$1,270	$398		$449
Total as a percentage of total assets	1.48%	1.01%	0.54%	0.18%		0.22%

For the year ended December 31, 2009, gross interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $203,000, which was included in interest income for the year ended December 31, 2009.

Troubled Debt Restructured Loans. Troubled debt restructurings, which are accounted for under ASC 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans.  Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity.  All troubled debt restructurings are initially classified as impaired, regardless of whether the loan was performing at the time it was restructured.  Once a troubled debt restructuring has performed according to its modified terms for six months and the collection of principal and interest under the revised terms is deemed probable, the Company removes the troubled debt restructuring from impaired status. When the loan has performed according to its modified terms for one year, it is no longer considered a troubled debt restructuring.  At December 31, 2009, we had $7.3 million of loans that were classified as troubled debt restructurings.

Foreclosed Assets. Foreclosed assets include assets acquired in settlement of loans, including four single family residences totaling $901,000, one parcel of land totaling $115,000 and a combination of repossessed automobile and manufactured home loans totaling $368,000.  The largest foreclosed property has a book value of $499,000 as of December 31, 2009. We do not expect to experience a material loss on any of the foreclosed assets in our possession.

Other Loans of Concern.   In addition to the non-performing assets set forth in the table above, as of December 31, 2009, there were 49 loans totaling $3.7 million with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.  These loans have been considered individually in management’s determination of our allowance for loan losses.  The largest loan relationship of concern at December 31, 2009, totaled $525,000 to an individual borrower for a loan secured by commercial real estate.

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

We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of management’s review of our assets, at December 31, 2009, we had classified $12.1 million of our assets as substandard, which represented a variety of outstanding loans, non-agency mortgage backed securities, foreclosed real estate and other repossessed assets. At that date, we had no assets classified as doubtful, and there were no assets classified as loss.  This total amount of classified assets represented 47.7% of our equity capital and 3.6% of our assets at December 31, 2009.  Classified assets totaled $8.3 million, or 31.7% of our equity capital and 2.6% of our assets at December 31, 2008.  We continued to make improvements our credit administration procedures during 2009 which has allowed us to identify the classification of a number of loans earlier in the process. In addition to our increased focus on credit administration, deteriorating economic conditions nationwide and in the markets where we do business also contributed to the increase in classified assets from 2008 to 2009.

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

At December 31, 2009, our allowance for loan losses was $3.5 million, or 1.18%, of our total loan portfolio.  Our allowance in 2009 was higher than in 2008 and 2007, because of higher net charge-offs, an increase to the overall portfolio, in particular our commercial real estate loan portfolio, and a significant decline in the economic environment.  The increase in the allowance for loan losses was necessary as a result of the increase in the Company’s charge-off ratio and an increase in the specific valuation for impaired loans compared to 2008.

Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.  In the opinion of management, the allowance, when taken as a whole, reflects estimated probable loan losses in our loan portfolio.  See Notes 1 and 5 of the Notes to Consolidated Financial Statements.

The following table sets forth an analysis of our allowance for loan losses:

	December 31,
	2009	2008	2007	2006	2005
		(Dollars in thousands)
Balance at beginning of period	$1,306	$828	$822	$1,321	$1,033
Charge-offs:
One-to four-family	104	114	-	-	-
Home equity	1,368	62	-	-	-
Commercial real estate	74	37	-	-	-
Commercial business	149	71	-	-	-
Consumer	577	507	483	1,013	752
Total charge-offs	2,272	791	483	1,013	752
Recoveries:
One-to four-family	-	2	-	-	-
Commercial real estate	22	-	-	-	-
Commercial business	9	15	-	-	-
Consumer	128	142	239	233	94
Total recoveries	159	157	239	233	94
Net charge-offs	2,113	632	244	780	658
Additions charged to operations	4,275	1,110	250	281	946
Balance at end of period	$3,468	$1,306	$828	$822	$1,321

Net charge-offs during the period as a percentage of average loans outstanding during the period	0.75%	0.26%	0.11%	0.40%	0.37%

Net charge-offs during the period as a percentage of average non-performing assets	50.02%	144.46%	33.46%	184.42%	262.67%

Allowance as a percentage of Non-performing loans	96.15%	104.31%	198.22%	281.51%	294.21%

Allowance as a percentage of total loans (end of period)	1.18%	0.49%	0.37%	0.40%	0.69%

The increase in net charge-offs as a percentage of average non-performing assets is due to higher net charge-offs during the period specifically related to one- to four-family loans, home equity loans and commercial real estate and business loans.  These increases were due to deteriorating market conditions, specifically related to the housing market in the Puget Sound area and Clallam County, Washington.

The increase in our allowance for loan losses as a percentage of non-performing loans is a result of the increase in non-performing loans during the period.  The allowance for loan losses as a percentage of total loans increased to 1.18% as of December 31, 2009 compared to 0.49% as of December 31, 2008.

During June 2006, we sold our credit card portfolio.  The credit card portfolio, and charge-offs and the inherent risks associated with that portfolio, were the primary reasons for the level of provisions taken during the years December 31, 2005 and 2006.  Net charge-offs for the credit card portfolio totaled $509,000 in 2006 and $495,000 in 2005.

The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:

	2009		2008		2007		2006		2005
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Allocated at end of period to:
One- to four-family	$403	36.63%	$321	34.33%	$145	38.37%	$100	41.60%	$90	39.84%
Home equity	2,252	17.22	240	20.61	100	20.53	40	18.99	35	14.86
Commercial real estate	220	24.58	153	18.41	170	11.32	170	8.46	165	8.10
Construction or development	-	3.41	55	4.62	25	3.90	30	4.57	20	4.05
Consumer(1)	243	12.09	379	15.36	298	20.99	407	22.71	931	27.84
Commercial business	164	6.07	158	6.67	90	4.89	75	3.67	80	5.82
Total	$3,468	100.00%	$1,306	100.00%	$828	100.00%	$822	100.00%	$1,321	100.00%
___________________________________
(1)
Because of the sale of our credit card portfolio in June 2006, no portion of our allowance at December 31, 2009, 2008, 2007 or 2006 was allocated to credit card lending.  The allowance for loan losses attributable to our credit card portfolio at December 31, 2005 $600,000.

Investment Activities

Federal savings banks have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, including callable agency securities, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds.  Subject to various restrictions, federal savings banks may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that the institution is otherwise authorized to make directly.  See “How We Are Regulated – Sound Community Bank – Office of Thrift Supervision Regulation” for a discussion of additional restrictions on our investment activities.

Our Chief Executive Officer and Chief Financial Officer have the responsibility for the management of our investment portfolio, subject to the direction and guidance of the Board of Directors.  These officers consider various factors when making decisions, including the marketability, maturity and tax consequences of the proposed investment.  The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

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

At December 31, 2009, we owned $2.4 million in Federal Home Loan Bank of Seattle stock.  For the year ended December 31, 2009, we received no dividends from the Federal Home Loan Bank of Seattle.  We are required to own this stock to be a member of and to obtain advances from our Federal Home Loan Bank.  This stock is not marketable and can only be redeemed by our Federal Home Loan Bank.  The Federal Home Loan Bank of Seattle has reported a risk-based capital deficiency under the regulations of the Federal Housing Finance Authority, its primary regulator since the end of 2008.  As a result, the Federal Home Loan Bank has suspended dividends on and the repurchase or redemption of its outstanding common stock.  The Federal Home Loan Bank has disclosed that it believes the calculation of risk-based capital under the regulations significantly overstates the market risk of its private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in its balance sheet.  As a result, we have not recorded any impairment on our Federal Home Loan Bank stock.  However, continued deterioration in the Federal Home Loan Bank’s financial position may result in impairment in the value of those securities resulting in a decrease in our earnings and assets.  Our Federal Home Loan Bank’s financial condition is linked, in part, to the eleven other members of the Federal Home Loan Bank System and to accounting rules and asset quality risks that could materially lower their capital, which would cause our Federal Home Loan Bank stock to be deemed impaired.

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated.  At December 31, 2009, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	December 31,
	2009		2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale
Federal agency mortgage-backed	$3,421	$3,370	$2,007	$2,029	$68	$71	$165	$170
Non-agency mortgage-backed(1)	7,901	6,529	8,124	6,901	---	---	---	---
Total available for sale	11,322	9,899	10,131	8,930	68	71	165	170

Federal Home Loan Bank stock	2,444	2,444	2,444	2,444	1,320	1,320	1,320	1,320

Total securities	$13,766	$12,343	$12,575	$11,374	$1,388	$1,391	$1,485	$1,490
_________________
(1)
The non-agency mortgage backed securities have an unrealized loss of $1.5 million as of December 31, 2009.  These securities were purchased at a discount in 2008 and 2009.  Each of these securities has performed and paid principal and interest each month as contractually committed.

The composition and maturities of our investment securities portfolio at December 31, 2009, excluding Federal Home Loan Bank stock, are as follows  Federal agency mortgage-backed securities with an amortized cost of $3.4 million and a fair value of $3.4 million and a final maturity greater than ten years and Non-agency mortgage backed securities with an amortized cost of $7.9 million and a fair value of $6.5 million and a final maturity greater than ten years.

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

Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI.  The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and the fair value, is recognized as a charge to other comprehensive income (“OCI”).  Impairment losses related to all other factors are presented as separate categories within OCI.

During the year ended December 31, 2009, we recognized a $61,000 non-cash other than temporary impairment (“OTTI”) charge on certain non-agency mortgage-backed securities included in our portfolio of securities available for sale.  During the year ended December 31, 2009, we recognized a $61,000 non-cash other than temporary impairment (“OTTI”) charge on two non-agency mortgage-backed securities.  At December 31, 2009, the fair value of these two securities were $1.3 million.  Management concluded that the decline of the estimated fair value below the cost of the securities was other than temporary and recorded a credit loss of $61,000 through non-interest income.  We determined the remaining decline in value of $440,000 was not related to specific credit deterioration.  We do not intend to sell these securities and it is more likely than not that we will be required to sell the securities before anticipated recovery of the remaining amortized cost basis.  We closely monitor our investment securities for changes in credit risk.  The current market environment significantly limits our ability to mitigate our exposure to valuation changes in these securities by selling them.  Accordingly, if market conditions deteriorate further and we determine our holdings of these or other investment securities are OTTI, our future earnings, shareholders’ equity, regulatory capital and continuing operations could be materially adversely affected.

Sources of Funds

General.  Our sources of funds are primarily deposits, borrowings, payments of principal and interest on loans and funds provided from operations.

Deposits.  We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms.  Our deposits consist of savings accounts, money market deposit accounts, demand accounts and certificates of deposit.  We solicit deposits primarily in our market areas; however, at December 31, 2009, approximately 4.4% of our deposits were from persons outside the State of Washington. As of December 31, 2009, core deposits, which we define as our non-certificate or non-time deposit accounts, represented approximately 52.9% of total deposits, compared to 44.3% as of December 31, 2008.  We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits and we expect to continue these practices in the future.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.  The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand.  We have become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious.  We manage the pricing of our deposits in keeping with our asset/liability management, liquidity and profitability objectives, subject to competitive factors.  Based on our experience, we believe that our deposits are relatively stable sources of funds.  Despite this stability, our ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.

The following table sets forth our deposit flows during the periods indicated.

	For the year ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Opening balance	$222,760	$202,791	$180,968
Net deposits (withdrawals)	58,681	13,529	15,245
Interest credited	6,123	6,440	6,578
Ending balance	$287,564	$222,760	$202,791
Net increase	$64,804	$19,969	$21,823
Percent increase	29.2%	9.8%	12.1%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by Sound Community Bank at the dates indicated:

	December 31,
	2009		2008		2007
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
		(Dollars in thousands)
Transactions and Savings Deposits:
Interest-bearing demand	$28,197	9.81%	$20,637	9.30%	$31,999	15.78%
Non interest-bearing checking	21,227	7.33	12,589	5.67	13,290	6.55
Statement savings	20,632	7.23	13,109	5.64	11,696	5.77
Money market	81,620	28.38	51,744	23.31	39,754	19.60
Total non-certificates	151,676	52.75	98,079	43.92	96,739	47.70
Certificates:
Below 1%	7,189	2.50	---	---	---	---
1.00 - 3.99%	95,696	33.28	41,169	18.46	6,339	3.13
4.00 - 5.99%	32,992	11.47	83,507	37.62	99,708	49.17
6.00 - 7.99%	12	0.00	5	0.00	5	0.00
Total certificates	135,888	47.25	124,681	56.08	106,052	52.30
Total deposits	$287,564	100.00%	$222,760	100.00%	$202,791	100.00%

Recent increases in certificate accounts reflect the acquisition of deposits from other financial institutions, as well as the increase in FDIC insurance limits. In addition, we acquired additional certificate accounts in the 1st Security Bank of Washington branch transaction.  Money market accounts also have increased and interest bearing demand deposits have decreased as a result of our position in the market for those accounts. Our plans for 2010 are to continue to attract money market savings and demand or checking accounts.  We require our commercial loan customers to maintain a checking or savings account with us.  As our commercial lending business increases, we anticipate increases in transaction and savings deposits from our commercial customers.  We are a public funds depository and as of December 31, 2009, we have approximately $13.2 million in public funds.  These funds consist of $6.9 million in certificates of deposit and $6.3 million in money market accounts.  These accounts are required to be 100% collateralized.  We use agency mortgage backed securities and letters of credit from the Federal Home Loan Bank of Seattle as collateral for these funds.

The following table shows rate and maturity information for the Company’s certificates of deposit at December 31, 2009.

	0.00- 3.99%	4.00- 5.99%	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:
March 31, 2010	$29,502	$5,641	$35,143	25.86%
June 30, 2010	12,815	1,872	14,686	10.81
September 30, 2010	3,804	1,262	5,066	3.73
December 31, 2010	20,418	13,311	33,730	24.82
March 31, 2011	24,388	4,597	28,985	21.33
June 30, 2011	7,349	109	7,458	5.49
September 30, 2011	656	13	669	0.49
December 31, 2011	956	209	1,165	0.86
March 31, 2012	435	916	1,351	0.99
June 30, 2012	217	388	605	0.45
September 30, 2012	89	648	736	0.54
December 31, 2012	148	713	862	0.63
Thereafter	2,108	3,324	5,432	4.00
Total	$102,885	$33,003	$135,888	100.00%
Percent of total	75.71%	24.29%	100.00%

The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2009.

	Maturity
	3 months or less	Over 3 to 6 months	Over 6 to 12 months	Over 12 months	Total
		(Dollars in thousands)
Certificates of deposit less than $100,000	$15,616	$8,074	$19,521	$25,569	$68,780
Certificates of deposit of $100,000 or more	19,527	6,612	19,275	21,694	67,108
Total certificates of deposit	$35,143	$14,686	$38,796	$47,263	$135,888

Borrowings.  Although deposits are our primary source of funds, we may utilize borrowings as a cost-effective source of funds when they can be invested at a positive interest rate spread, for additional capacity to fund loan demand, or to meet our asset/liability management goals.  Our borrowings currently consist of advances from the Federal Home Loan Bank of Seattle.  See Note 9 of the Notes to Consolidated Financial Statements.

We are a member of and obtain advances from the Federal Home Loan Bank of Seattle, which is part of the Federal Home Loan Bank System.  The twelve regional Federal Home Loan Banks provide a central credit facility for their member institutions.  These advances are provided upon the security of certain of our mortgage loans and mortgage-backed securities.  These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features, and all long-term advances are required to provide funds for residential home financing.  The Company has entered into a loan agreement with the Federal Home Loan Bank of Seattle pursuant to which it may borrow up to approximately 35% of its assets, secured by a blanket pledge on a portion of our residential mortgage portfolio.  At December 31, 2009, we had $20.0 million in Federal Home Loan Bank advances outstanding, which had maturities between zero and three years, and had the ability to borrow an additional $98.3 million.  At the same date, we had $182.7 million in residential mortgages, commercial real estate and mortgage-backed securities available to serve as collateral for additional advances.  We plan to rely in part on long-term Federal Home Loan Bank advances to fund asset and loan growth.  We also use short-term advances to meet short term liquidity needs. We are required to own stock in the Federal Home Loan Bank of Seattle based on the amount of our advances.

The following table sets forth the maximum month-end balance and average balance of borrowings for the periods indicated.

	For the year ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Maximum balance:
Federal Home Loan Bank advances	$41,950	$56,119	$34,519
Average balances:
Federal Home Loan Bank advances	$28,364	$38,474	$26,511
Weighted average interest rate:
Federal Home Loan Bank advances	3.29%	3.31%	5.08%

The following table sets forth certain information about our borrowings at the dates indicated.

	December 31,
	2009	2008	2007
	(Dollars in thousands)
Federal Home Loan Bank advances	$20,000	$42,219	$15,869
Weighted average interest rate:
Federal Home Loan Bank advances	3.27%	2.73%	4.63%

The Company is authorized to borrow from the Federal Reserve Bank of San Francisco’s “discount window” after it has exhausted other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings.  During 2009, we borrowed from the Federal Reserve Bank discount window.  The maximum balance was $8.0 million, the average balance was $1.1 million and the weighted average rate was 0.50%.  We did not borrow from the Federal Reserve Bank in 2008 or 2007.

Subsidiary and Other Activities

The Company has one inactive subsidiary, which was formed when we were a credit union to enable us to originate mortgages for nonmembers.  Our capital investment in the inactive subsidiary as of December 31, 2009 was $2,000.

Competition

We face strong competition in attracting deposits and originating loans.  Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions, life insurance companies and mortgage brokers.  Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending.  Commercial business competition is primarily from local commercial banks, but other savings banks and credit unions also compete for this business.  We compete by consistently delivering high-quality, personal service to our customers which results in a high level of customer satisfaction.

Our market area has a high concentration of financial institutions, many of which are branches of large money center and regional banks that have resulted from the consolidation of the Companying industry in Washington and other western states.  These include such large national lenders as US Bank,

JP Morgan Chase, Wells Fargo, Bank of America, Key Bank and others in our market area that have greater resources than we do and offer services that we do not provide.  For example, we do not offer trust services or non-FDIC insured investments.  Customers who seek “one-stop shopping” may be drawn to institutions that offer services that we do not.

We attract our deposits through our branch office system.  Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments.  We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates.  Based on the most recent data provided by the FDIC, there are approximately 75 other commercial banks and savings institutions operating in the Seattle-Tacoma-Bellevue, Washington Metropolitan Statistical Area and 13 other commercial banks and savings institutions in Clallam County.  Based on the most recent branch deposit data provided by the FDIC, the Company’s share of deposits in the Seattle-Tacoma-Bellevue, Washington Metropolitan Statistical Area was approximately 0.2%.  The five largest financial institutions in that area have 69.1% of those deposits.  In addition, our share of deposits in Clallam County was 8.2%, with the five largest institutions in that county having 67.1% of the deposits.

Employees

At December 31, 2009, we had a total of 78 full-time employees and 11 part-time employees.  Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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

Congress is currently considering significant regulatory reform legislation initially proposed by the Obama administration.  This legislation, if enacted, could have a significant impact on the regulation and operations of financial institutions and their holding companies.  It currently provides for the elimination of the OTS, our primary regulator, and would require the Company and the MHC to become bank holding companies and be subject to regulatory capital requirements for the first time.  This elimination of OTS may require the Company to convert to a national bank or a state bank charter.  This legislation also provides for the creation of a new consumer financial protection agency that would issue and enforce consumer protection initiatives governing financial products and services.  The details and impact of this regulatory reform proposal cannot be determined until the proposal is enacted into law.

Sound Community Bank

The Company, as a federally chartered savings bank, is subject to regulation and oversight by the OTS, which extends to all aspects of its operations.  This regulation of the Company is intended for the protection of depositors and the insurance of accounts fund and not for the purpose of protecting shareholders.  The Company is required to maintain minimum levels of regulatory capital and is subject to some limitations on the payment of dividends to Sound Financial.  See “- Regulatory Capital Requirements” and “- Limitations on Dividends and Other Capital Distributions.”  The Company also is subject to regulation and examination by the FDIC, which insures the deposits of the Company to the maximum extent permitted by law.

Office of Thrift Supervision.  The investment and lending authority of the Company is prescribed by federal laws and regulations, and it is prohibited from engaging in any activities not permitted by such laws and regulations.

As a federal savings bank, the Company is required to meet a qualified thrift lender test.  This test requires the Company to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, we may maintain 60% of our assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code.  Under either test, we are required to maintain a significant portion of our assets in residential housing-related loans and investments.  Any institution that fails to meet the qualified thrift lender test becomes subject to certain restrictions on its operations and must convert to a national bank charter, unless it re-qualifies as, and thereafter remains, a qualified thrift lender.  If such an institution has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank.  As of December 31, 2009, the Company met this requirement with a qualified thrift lender percentage of 80.3%.

Our relationship with our depositors and borrowers is regulated to a great extent by federal laws and regulations, especially in such matters as the ownership of accounts and the form and content of our mortgage requirements.  In addition, the branching authority of the Company is regulated by the OTS.  The Company is generally authorized to branch nationwide.

The Company is subject to a statutory lending limit for aggregate loans to one person or a group of persons combined because of certain common interests.  That limit is equal to 15% of our unimpaired capital and surplus, except for loans fully secured by readily marketable collateral, in which case that limit is increased to 25%.  At December 31, 2009, the Company’s lending limit under this restriction was $4.3 million. We have no loans or lending relationships in excess of our lending limit.

We are subject to periodic examinations by the OTS.  During these examinations, the examiners may require the Company to provide for higher general or specific loan loss reserves, which can impact our capital and earnings.  As a federal savings bank, the Company is subject to a semi-annual assessment, based upon its total assets, to fund the operations of the OTS.

Transactions between the Company and its affiliates generally are required to be on terms as favorable to the institution as transactions with non-affiliates, and certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the Company’s capital.  In addition, the Company may not lend to any affiliate engaged in activities not permissible for a bank holding Company or acquire the securities of most affiliates.  Sound Financial and MHC are affiliates of the Company.

The OTS has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits.  Any institution regulated by the OTS that fails to comply with these standards must submit a compliance plan.

FDIC Regulation and Insurance of Accounts.  The Company’s deposits are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  Our deposit insurance premiums for the year ended December 31, 2009 were $506,000.  Those premiums will increase in 2010 due to strains on the FDIC deposit insurance fund due to the cost of large bank failures and increase in the number of troubled banks.

The Company is a member of the deposit insurance fund administered by the FDIC.  Deposits are insured up to the applicable limits by the FDIC.  Through December 31, 2013, the basic deposit insurance is $250,000, instead of the $100,000 limit that had been in effect prior to October 2008.  The FDIC also provides unlimited deposit insurance coverage for noninterest-bearing transaction accounts (typically business checking accounts), NOW accounts bearing interest at 0.5% or less, and certain funds swept into noninterest-bearing savings accounts at institutions that opt into this enhanced deposit insurance coverage.  The Company opted into this program, which is set to expire on June 30, 2010.  The Company paid a fee of 10 basis points (annualized) on the balance of each covered account in excess of $250,000, which totaled $1,000 for the year ended December 31, 2009.  After expiration, the fee for this program will be 15 - 25 basis points based on the Company’s risk category for deposit insurance premium levels.

The FDIC assesses deposit insurance premiums quarterly on each FDIC-insured institution based on annualized rates for one of four risk categories applied to its deposits subject to certain adjustments.  Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors.  Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I.  Risk Categories II, III and IV present progressively greater risks to the deposit insurance fund.  Under the FDIC’s risk-based assessment rules, effective April 1, 2009, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, and are 22 basis points for Risk Category II, 32 basis points for Risk Category III, and 45 basis points for Risk Category IV.  Initial base assessment rates are subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.  Rates increase uniformly by 3 basis points effective January 1, 2011.

In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, the FDIC imposed a special assessment of 5 basis points on the amount of each depository institution’s assets reduced by the amount of its Tier 1 capital (not to exceed 10 basis points of its assessment base for regular quarterly premiums) as of June 30, 2009, which was collected on September 30, 2009.

As a result of a decline in the reserve ratio (the ratio of the net worth of the deposit insurance fund to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the deposit insurance fund, the FDIC required each insured institution to prepay on December 30, 2009, the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009).  The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance.  For purposes of calculating the prepaid amount, assessments are measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and are based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at an annual rate of 5%.  If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash, or receive a rebate of prepaid amounts not exhausted after collection of assessments due on January 13, 2013, as applicable. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future.  The rule includes a process for exemption from the prepayment for institutions whose safety and soundness would be affected adversely.

The FDIC estimates that the reserve ratio will reach the designated reserve ratio of 1.15% by 2017 as required by statute.

The FDIC also may prohibit any FDIC-insured institution from engaging in any activity that it determines by regulation or order to pose a serious risk to the deposit insurance fund.  The FDIC also has the authority to initiate enforcement actions against the Company and may terminate our deposit insurance if it determines that we have engaged in unsafe or unsound practices or are in an unsafe or unsound condition.

Sound Financial and Sound Community MHC

As savings association holding companies, Sound Financial and MHC are subject to regulation, supervision and examination by the OTS.  The terms of their charters and bylaws are prescribed by the OTS.  Under regulations of the OTS, MHC must own a majority of outstanding shares of Sound Financial in order to qualify as a mutual holding Company.  Applicable federal laws and regulations limit the activities of Sound Financial and MHC and require the approval of the OTS for any acquisition or divestiture of a subsidiary, including another financial institution or holding Company thereof.  Transactions between MHC or Sound Financial and the Company are subject to regulatory limits and requirement for transactions with affiliates.

If the Company fails the qualified thrift lender test, MHC and Sound Financial must obtain the approval of the OTS prior to continuing, directly or through other subsidiaries, in any business activity other than those approved for bank holding companies or their subsidiaries.  In addition, within one year of such failure, MHC and Sound Financial must register as, and will become subject to, the restrictions applicable to bank holding companies.

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

Regulatory Capital Requirements

    The Company is required to maintain minimum levels of regulatory capital under regulations of the OTS.  In addition, the OTS is also authorized to impose capital requirements in excess of these standards on a case-by-case basis.

The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation.  At December 31, 2009, the Company had tangible capital of $25.3 million or 7.46% of adjusted total assets. The capital standards require core or Tier 1 capital equal to at least 3.0% of adjusted total assets for the strongest institutions with the highest examination rating and 4.0% of adjusted total assets for all other institutions, unless the OTS requires a higher level based on the particular circumstances or risk profile of the institution.  Core capital generally consists of tangible capital, plus certain intangibles.  Our required core capital level is 4%.  At December 31, 2009, the Company had core capital equal to $25.0 million or 7.37% of adjusted total assets. The OTS also requires the Company to have total capital of at least 8.0% of risk-weighted assets.  Total capital consists of core or Tier 1 capital, as defined above, and Tier 2 capital, which for the Company, at December 31, 2009, consisted of $3.0 million of its allowance for possible loan and lease losses. Tier 2 capital may be used to satisfy this risk-based requirement only to the extent of Tier 1 capital.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset.  The OTS is authorized to require Sound Community Bank to maintain an additional amount of total capital to account for concentration of credit risk, level of interest rate risk, equity investments in non-financial companies and the risk of non-traditional activities.  At December 31, 2009, the Company had $239.9 million of risk-weighted assets and total capital of $28.0 million or 11.7% of risk-weighted assets.

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

Any institution that fails to comply with its capital plan or has Tier 1 risk-based or core capital ratios of less than 3.0% or a total risk-based capital ratio of less than 6.0% is considered “significantly undercapitalized” and must be made subject to one or more additional specified actions and operating restrictions that may cover all aspects of its operations and may include a forced merger or acquisition of the institution.  An institution with tangible equity to total assets of less than 2.0% is “critically undercapitalized” and becomes subject to further mandatory restrictions on its operations.  The OTS generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.  The imposition by the OTS of any of these measures on the Company may have a substantial adverse effect on its operations and profitability.

Institutions with at least a 4.0% core capital ratio, a 4.0% Tier 1 risked-based capital ratio and an 8.0% total risk-based capital ratio are considered “adequately-capitalized.”  An institution is deemed a “well-capitalized” institution if it has at least a 5.0% leverage capital ratio, a 6.0% Tier 1 risked-based capital ratio and a 10.0% total risk-based capital ratio.  At December 31, 2009, the Company was considered a “well-capitalized” institution.

The OTS also is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.  The imposition by the OTS of any of these measures on the Company may have a substantial adverse effect on its operations and profitability.

Capital Requirements for Sound Financial and MHC.

Sound Financial and MHC are not subject to any specific capital requirements.  The OTS, however, expects them to support the Company, including providing additional capital to the Company when it does not meet its capital requirements.  As a result of this expectation, the OTS regulates the ability of the Company to pay dividends to Sound Financial.

Limitations on Dividends and Other Capital Distributions

OTS regulations impose various restrictions on savings institutions with respect to the ability of the Company to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.  The Company must file a notice or application with the OTS before making any capital distribution.  The Company generally may make capital distributions during any calendar year in an amount up to 100% of net income for the year-to-date plus retained net income for the two preceding years, so long as it is well-capitalized after the distribution.  If the Company, however, proposes to make a capital distribution when it does not meet its current minimum capital requirements (or will not following the proposed capital distribution) or that will exceed these net income limitations, it must obtain OTS approval prior to making such distribution.  The OTS may object to any distribution based on safety and soundness concerns.

Sound Financial will not be subject to OTS regulatory restrictions on the payment of dividends.  Dividends from Sound Financial, however, may depend, in part, upon its receipt of dividends from the Company.  In addition, the Company may not make a distribution that would constitute a return of capital during the three-year term of the business plan submitted in connection with this mutual holding Company reorganization and stock issuance.  No insured depositary institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized.

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

Federal Taxation

General.  The Company and the Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Sound Financial or the Company.  The Company and the Bank’s federal income tax returns have never been audited.

The Company adopted the provisions of FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  The Company had no unrecognized tax benefits which would require an adjustment to the January 1, 2007 beginning balance of retained earnings.  The Company had no unrecognized tax benefits at December 31, 2008 and at December 31, 2009.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense.  During the years ended December 31, 2009 and 2008 the Company recognized no interest and penalties.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states.  With few exceptions, the Company is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2004.

Method of Accounting.  For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a fiscal year ending on December 31 for filing its federal income tax return.

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

Net Operating Loss Carryovers.  A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  This provision applies to losses incurred in taxable years beginning after August 6, 1997.  At December 31, 2009, we had no net operating loss carryforwards for federal income tax purposes.

Corporate Dividends-Received Deduction.  Sound Financial has elected to file a consolidated return with the Company.  Therefore any dividends it receives from the Company will not be included as income to the Company.  The corporate dividends-received deduction is 100%, or 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payer of the dividend.

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

Item 1A.  Risk Factors

Not required; the Company is a smaller reporting Company

Item 1B.  Unresolved Staff Comments

None

Item 2.     Properties

The following table sets forth certain information concerning the main office and each branch office of Sound Community Bank at December 31, 2009.  All of our offices are leased.  The operating leases contain renewal options and require the Company to pay property taxes and operating expenses on the properties.  Our total rental expense for each of the years ended December 31, 2009, 2008 and 2007 was $759,000, $627,000 and $538,000, respectively. The aggregate net book value of the Company’s leasehold improvements, furniture and equipment was $3.5 million at December 31, 2009. See also Note 7 of the Notes to Consolidated Financial Statements.  In the opinion of management, the facilities are adequate and suitable for the current needs of Sound Community Bank.  During 2009, we opened one new branches in Port Angeles, acquired the Tacoma branch of 1st Security Bank of Washington and consolidated our Lakewood branch into the Tacoma facility. We will close our East Marginal Way facility on March 31, 2010, when the current lease is complete.  We may open additional banking offices after 2010 to better serve current customers and to attract new customers.

Location	Year opened	Owned or leased	Lease expiration date
Main office:
2005 5th Avenue Seattle, WA 98121	1993	Leased	20171

Branch offices:
Cedar Plaza Branch 22807 44th Avenue West Mountlake Terrace, WA 98043	2004	Leased	20152

East Marginal Branch (Tukwila) 10200 East Marginal Way South Seattle, WA 98168	1953	Leased	20103

Lakewood Branch Lakewood Town Center 61111 Lakewood Town Center Blvd., SW, Suite B Lakewood, WA 98499	2004	Leased	20104

Tacoma Branch 2941 S. 38th Street Tacoma, WA 98409	2009	Leased	2011

Sequim Branch 541 North 5th Avenue Sequim, WA 98382	1997	Leased	20135

Port Angeles Branch 110 N. Alder Street Port Angeles, WA 98682	2010	Leased	20286
_________________
1. Lease contains no renewal option.
2. Lease provides for four five-year renewals.
3. Lease provides for one two-year renewal.  The Company plans to close this branch on March 31, 2010.
4. Lease provides for one five-year renewal. This branch was consolidated into our Tacoma Branch during 2009.
5. Lease provides for two nine-year renewals.
6. Lease provides for two ten-year renewals.

The Company also owns a building in Port Angeles that was acquired as a part of the 1st Security Transaction.  This building was not in use as of December 31, 2009.  Management intends to either lease or sell the building in 2010.

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

Item 4.    (Removed and Reserved)

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The shares of common stock of Sound Financial are traded on the Over-the-Counter Electronic Bulletin Board under the symbol "SNFL." The table below shows the high and low closing prices for our common stock for the periods indicated and quarterly dividends paid in 2009.  We had no common stock outstanding as of December 31, 2008. Our minority public offering closed on January 8, 2008 at a price of $10.00 per share, so pricing information is available from that date forward.  This stock price information was provided by the Yahoo Finance System and is based on OTC quotations, which reflect inter-dealer prices with retail mark-up, mark-down or commissions and may not represent actual transactions, except for January 8, 2008, which reflects the original price in the stock offering.

	Stock Price		Dividends Per Share
2009 Quarters	High	Low
First Quarter (1/01/2009 to 3/31/2009)	$7.50	$5.90	$0.04
Second Quarter (4/1/2009 to 6/30/2009)	$7.00	$5.75	$0.04
Third Quarter (7/1/2009 to 9/30/2009)	$7.00	$5.45	$0.02
Fourth Quarter (10/1/2009 to 12/31/2009)	$6.00	$4.10	$0.02

	Stock Price		Dividends Per Share
2008 Quarters	High	Low
First Quarter (1/8/2008 to 3/31/2008)	$10.00	$9.00	---
Second Quarter (4/1/2008 to 6/30/2008)	$ 9.24	$9.10	$0.04
Third Quarter (7/1/2008 to 9/30/2008)	$ 9.10	$7.30	$0.04
Fourth Quarter (10/1/2008 to 12/31/2008)	$ 7.50	$6.05	$0.04

At December 31, 2009, there were 3,000,095 shares outstanding and the closing price of our common stock on that date was $4.10.  On that date, we had approximately 319 shareholders of record.

Our cash dividend payout policy is reviewed continually by management and the Board of Directors.  The Company intends to continue its policy of paying quarterly dividends; however the payment will depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions.  No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from Sound Community Bank.  Federal regulations restrict the ability of Sound Community Bank to pay dividends and make other capital distributions to us.

Information regarding our equity compensation plan is included in Item 12 of this Form 10-K.

On November 24, 2008, the Company announced that its Board of Directors had authorized management to repurchase up to 57,782 shares of the Company’s outstanding stock over a twelve-month period.  The repurchased shares were to be used to fund the restricted stock portion of our 2008 equity incentive plan.  The Company repurchased 45,800 shares in 2009.

Information on the shares repurchased during the quarters ended September 30, 2009 and December 31, 2009, is as follows:

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Minimum Number of Shares that May Yet Be Purchased Under the Plan

July 1 to 31, 2009	-		-	25,582(1)
October 1 to 31, 2009	8,500	$5.97	8,500	17,082
November 1 to 30, 2009	5,100	5.50	5,100	11,982(2)
December 1 to 31, 2009	-	-	-
	13,600	$5.79	13,600
____________________
1)	Amount represents the number of shares available to be repurchased under the Plan as of the close of business on September 30, 2009.
2)	Amount represents the number of shares available to be repurchased under the Plan as of the close of business on December 31, 2009.

Item 6.    Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following information is only a summary and you should read it in conjunction with our consolidated financial statements and accompanying notes contained in Item 8 of this Form 10-K.

	At December 31,
	2009	2008	2007
	(In thousands)
Selected Financial Condition Data:
Total assets	$337,806	$293,497	$236,965
Loans receivable, net	286,357	262,407	219,406
Loans held for sale	2,858	956	822
Mortgage-backed securities available for sale (at fair value)	9,899	8,930	71
Federal Home Loan Bank stock	2,444	2,444	1,320
Deposits	287,564	222,560	202,791
Federal Home Loan Bank advances	20,000	42,419	15,869
Equity	25,068	26,103	15,888

Selected Operations Data:	2009	2008	2007
Total interest income	$19,128	$16,959	$14,959
Total interest expense	7,057	7,713	7,925
Net interest income	12,071	9,246	7,034
Provision for loan losses	4,275	1,110	250
Net interest income after provision for loan losses	7,796	8,136	6,784
Fees and service charges	2,081	1,813	1,633
Gain (loss) on sales of loans	157	(15)	11
Gain on sales of securities	273	154	---
Loss on sales of assets	(627)	---	---
Other non-interest income	1,424	223	472
Total non-interest income	3,308	2,175	2,116
Total non-interest expense	12,183	10,004	8,519
Income (loss) before provision for income taxes	(1,079)	307	381
Provision (benefit) for income taxes	(465)	45	62
Net income (loss)	$(614)	$262	$319

Selected Financial Ratios and Other Data:
Performance ratios:
Return on assets (ratio of net income to average total assets)	(0.19)%	0.10%	0.14%
Return on equity (ratio of net income to average equity)	(2.38)%	0.98%	2.00%
Interest rate spread information:
Average during period	3.98%	3.50%	3.11%
End of period	4.53%	3.54%	3.19%
Net interest margin(1)	3.99%	3.62%	3.22%
Non-interest income to operating revenue	21.51%	19.04%	23.12%
Operating expense to average total assets	3.74%	3.69%	3.70%
Average interest-earning assets to average interest-bearing liabilities	101.78%	106.33%	99.79%
Efficiency ratio(2)	79.22%	87.59%	93.10%

Asset quality ratios:
Non-performing assets to total assets at end of period	1.48%	1.01%	0.54%
Non-performing loans to gross loans	1.25%	0.47%	0.19%
Allowance for loan losses to non-performing loans	91.99%	104.31%	198.22%
Allowance for loan losses to gross loans	1.18%	0.49%	0.37%
Net charge-offs to average loans outstanding	0.75%	0.26%	0.11%

Capital ratios:
Equity to total assets at end of period	7.42%	8.89%	6.70%
Average equity to average assets	7.93%	9.86%	6.94%

Other data:
Number of full service offices	6	5	5
_____________________________
(1)	Net interest income divided by average interest earning assets.
(2)
Total other operating expense, excluding real estate owned and repossessed property expense, as a percentage of net interest income and total other operating income, excluding net securities transactions.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Sound Financial was incorporated on January 8, 2008, to hold all of the stock of the Company, which converted from a state-charted credit union to a federally chartered savings bank in 2003. Prior to that conversion, the Company operated as Credit Union of the Pacific.

The Company’s principal business consists of attracting retail deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one- to four-family residences (including home equity loans and lines of credit), commercial real estate, consumer and commercial business loans and, to a lesser extent, construction and development loans.  We offer a wide variety of secured and unsecured consumer loan products, including manufactured home loans, automobile loans, boat loans and recreational vehicle loans.  We intend to continue emphasizing our residential mortgage, home equity and consumer lending, while also expanding our emphasis in commercial real estate and commercial business lending.  In recent years, we have focused on expanding our commercial loan portfolio.

As part of our business, we focus on mortgage loan originations, many of which we sell to Fannie Mae.  We sell these loans with servicing retained to maintain the direct customer relationship and promote our emphasis on strong customer service.  We originated $117.6 million and $57.7 million in one- to four-family residential mortgage loans during the years ended December 31, 2009 and 2008, respectively.  During these same periods, we sold $84.3 million and $31.6 million, respectively, of one- to four-family residential mortgage loans.

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

The Company’s earnings are primarily dependent upon our net interest income, the difference between interest income and interest expense.  Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on these loans and investments.  Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on these deposits and borrowings.  The Company’s earnings are also affected by our provision for loan losses, service charges and fees, gains and losses from sales of loans and other assets, other income, operating expenses and income taxes.

During 2009, the Company encountered a number of challenges but also met a number of its goals.  The declining economy in our market resulted in increased delinquencies and foreclosures, which required us to increase our reserves and impacted our 2009 earnings In particular, the increase in the unemployment rate and the decrease in the housing markets in western Washington had an adverse impact on our performance.  However, we were still able to meet our goals of expanding our franchise and increasing our commercial business and real estate lending activities.  In 2009, we expanded our operations with two new Bank branches in Port Angeles and Tacoma and acquired the Port Angeles and Tacoma offices of 1st Security Bank, including $33.6 million in deposits.  As of December 31, 2009 the Port Angeles branch had $27.3 million in deposit and the Tacoma branch had $26.7 million in deposits.

Our commercial business and real estate loan portfolios increased 26.3% and 38.7%, respectively, since the end of 2008. The impact of additional commercial business and real estate loans has had a positive impact on our net interest income and has helped to further diversify our loan portfolio mix.

Our primary market area is Western Washington.  Adverse economic conditions in that market area can reduce our rate of growth, affect our customers’ ability to repay loans and adversely impact our financial condition and earnings.  General economic conditions, including inflation, unemployment and money supply fluctuations, also may affect our profitability adversely.  Our market area is undergoing a recession, which has resulted in higher levels of loan delinquencies, problem assets and foreclosures, decreased demand for our products and services and a decline in the value of our loan collateral.  If this recession continues or becomes more severe, this negative impact on our business, financial condition and earnings may increase.

Beginning in 2008, United States and global financial markets have experienced severe disruption and volatility, and general economic conditions have declined significantly.  Adverse developments in credit quality, asset values and revenue opportunities throughout the financial services industry, as well as general uncertainty regarding the economic, industry and regulatory environment, have had a marked negative impact on the industry.  Dramatic declines in the U.S. housing market over the past two years, with falling home prices, increasing foreclosures and increasing unemployment, have negatively affected the credit performance of mortgage loans and resulted in significant write-downs of asset values by many financial institutions.  The United States and the governments of other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have also been working to design and implement programs to improve general economic conditions.  Notwithstanding the actions of the United States and other governments, these efforts may not succeed in restoring industry, economic or market conditions and may result in adverse unintended consequences.  Factors that could continue to pressure financial services companies, including the Company, are numerous and include:  (i) worsening credit quality, leading among other things to increases in loan losses and reserves; (ii) continued or worsening disruption and volatility in financial markets, leading among other things to continuing reductions in asset values; (iii) capital and liquidity concerns regarding financial institutions generally; (iv) limitations resulting from or imposed in connection with governmental actions intended to stabilize or provide additional regulation of the financial system; and (v) recessionary conditions that are deeper or last longer than currently anticipated.

Critical Accounting Policies

Certain of our accounting policies are important to an understanding of our financial condition, since they require management to make difficult, complex or subjective judgments, which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.  Management believes that its critical accounting policies include determining the allowance for loan losses, accounting for other-than-temporary impairment, accounting for mortgage servicing rights, accounting for other real estate owned, and accounting for deferred income taxes.  Our accounting policies are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements included in Item 7 of this Form 10-K annual report.

Allowance for Loan Loss.  The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date.  The allowance is established through the provision for loan losses, which is charged to income.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  Among the material estimates required to establish the allowance are:  loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio.  All of these estimates are susceptible to significant change.  Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio.  To strengthen our loan review and classification process, we engage an independent consultant to review our classified commercial loans and a sampling of our non-classified commercial loans on a regular basis.  We have enhanced our credit administration policies and procedures to improve our maintenance of updated financial data on commercial borrowers.  This change did not greatly impact the determination of our allowance for loan losses, as we did not experience any unusual losses on classified loans relative to non-classified loans.  Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.  In addition, the OTS, as an integral part of its examination process, periodically reviews our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination.  A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

Other-than-temporary impairment. Management reviews investment securities on an ongoing basis for the presence of other-than-temporary impairment (OTTI) or permanent impairment, taking into consideration current market conditions; fair value in relationship to cost; extent and nature of the change in fair value; issuer rating changes and trends; whether management intends to sell a security or if it is likely that the Company will be required to sell the security before recovery of the amortized cost basis of the investment, which may be upon maturity; and other factors. For debt securities, if management intends to sell the security or it is likely that the Company will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If management does not intend to sell the security and it is not likely that the Company will be required to sell the security, but management does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, i.e., the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive loss. Impairment losses related to all other factors are presented as separate categories within other comprehensive loss.

Mortgage Servicing Rights.  We record mortgage servicing rights on loans sold to Fannie Mae with servicing retained.  The Company stratifies its capitalized mortgage servicing rights based on the type, term and interest rates of the underlying loans.  Impairment is recognized through a valuation allowance for each impaired stratum.  Management assesses impairment of servicing rights by comparing the amortized cost basis to the estimated fair value to determine if its rights are impaired.  Any impairment must to be recorded during the period in which it is identified.  These mortgage servicing rights are separated into two segments, one for acquired servicing rights of $2.0 million, which are carried at fair value and one for our originated servicing portfolio of $1.3 million, which is carried at amortized cost and is periodically evaluated for impairment based on their fair value, which takes into account the rates and potential prepayments of those sold loans being serviced. If our mortgage servicing rights were determined to be impaired, our financial results would be impacted.

Other Real Estate Owned.  Other real estate owned represents real estate that the Company has taken control of in partial or full satisfaction of significantly delinquent loans. At the time of foreclosure, other real estate owned is recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses.  After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell.  Subsequent valuation adjustments are recognized within net (loss) gain on other real estate owned.  Revenue and expenses from operations and subsequent adjustments to the carrying amount of the property are included in other non-interest expense in the consolidated statements of income.  In some instances, the Company may make loans to facilitate the sales of other real estate owned. Management reviews all sales for which it is the lending institution for compliance with sales treatment under provisions established by ASC Topic 360, “Accounting for Sales of Real Estate”.  Any gains related to sales of other real estate owned may be deferred until the buyer has a sufficient initial and continuing investment in the property.

Income Taxes.  Income taxes are reflected in our financial statements to show the tax effects of the operations and transactions reported in the financial statements and consist of taxes currently payable plus deferred taxes.  ASC Topic 740, “Accounting for Income Taxes,” requires the asset and liability approach for financial accounting and reporting for deferred income taxes.  Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  They are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled and are determined using the assets and liability method of accounting.  The deferred income provision represents the difference between net deferred tax asset/liability at the beginning and end of the reported period.  In formulating our deferred tax asset, we are required to estimate our income and taxes in the jurisdiction in which we operate.  This process involves estimating our actual current tax exposure for the reported period together with assessing temporary differences resulting from differing treatment of items, such as depreciation and the provision for loan losses, for tax and financial reporting purposes.

Business and Operating Strategy and Goals

Our primary objective is to continue to grow Sound Community Bank as a well-capitalized, profitable, independent, community-oriented financial institution serving customers in our primary market areas.  Our strategy is to provide innovative products and superior service to both individuals and small businesses in our primary market areas, which we currently provide through our six convenient full service banking centers located in the heart of downtown Seattle, Tukwila, Mountlake Terrace, Tacoma, Sequim and Port Angeles, Washington.  We support these banking centers with 24/7 access to on-line banking and participation in a nationwide ATM network.  Our basic operating strategy and goals are listed below.

Grow our franchise and meet competition in our market through relationship banking with businesses and retail consumers.  We operate with a service-oriented approach to banking by meeting our customers’ needs and emphasizing the delivery of a consistent and high-quality level of professional service.  The proceeds of our recently completed offering allow us to originate loans for portfolio and provide services consistent with the needs of customers in our market areas.  We have adopted a leverage strategy to utilize our deposit franchise along with long-term Federal Home Loan Bank advances to fund asset and loan growth.  We continue to expand our business by cross-selling our loan and deposit products and services to our customers and emphasizing our traditional strengths, which include residential mortgages, consumer loans, small business lending and core deposits.  In addition, we will continue to sell a portion of our residential mortgage portfolio to Fannie Mae on a servicing retained basis.  We may also seek opportunities to sell loans we originate that are not saleable to Fannie Mae, generally including land loans, jumbo mortgage loans and manufactured home loans, but will only sell those loans if we can do so on a servicing retained basis.  This allows us to maintain our customer relationship while also having the funds from the sale of the loans available to make additional mortgage loans.  Our attention to client service and competitive rates allow us to attract and retain deposit and loan customers.  We acquired two branches in 2009 from 1st Security Bank of Washington.  One of the branches acquired was located in Port Angeles, Washington and the other in Tacoma, Washington.  We opened a new branch facility in Port Angeles and consolidated the deposit and loan accounts which were acquired into the new facility.  We consolidated the operations of our Lakewood branch into the Tacoma facility.  We do not have plans for branch expansion in 2010, but we closed our East Marginal Way on March 31, 2010.

Emphasizing lower cost core deposits to reduce the funding costs of our loan growth.  We offer personal and business checking accounts, NOW accounts and savings and money market accounts, which generally are lower-cost sources of funds than certificates of deposits, and are less sensitive to withdrawal when interest rates fluctuate. In order to build our core deposit base, we are pursuing a number of strategies.  We continue to provide sales promotions on savings and checking accounts to encourage the growth of these types of deposits.  We require all commercial loan customers to maintain a deposit relationship with us, generally a business checking account relationship to the extent practicable, for the term of their loans.  We have made, and will continue to make, available preferential loan and time deposit pricing to customers who maintain a qualifying relationship at the Company. We also continue to accept public funds from local public agencies. We lowered our weighted average cost of funds in 2009 by 82 basis points.  This decrease was the result of lower market rates as well as the acquisition of lower cost deposits from 1st Security Bank.

Growing and diversifying our loan portfolio by emphasizing the origination of one- to four-family residential mortgage, home equity, commercial real estate, commercial business, and consumer loans.  Our infrastructure, personnel and fixed operating base can support a substantially larger asset base.  Our strategy for increasing net income includes increasing our loan originations, particularly with higher yielding commercial, and consumer loans. Our business plan emphasizes the origination of loans secured by residential real estate and loans for business purposes, including commercial real estate loans.  We have utilized our increased capital level resulting from the offering to make larger commercial real estate and business loans to meet the demand for these loan products in our primary market area.  Commercial real estate loans and commercial business loans generally are originated with higher interest rates compared to one- to four-family residential mortgage loans and, therefore, have a positive effect on our net interest rate spread and net interest income. In addition, most of these loans are originated with adjustable interest rates, which assist us in managing interest rate risk.

 Maintaining high asset quality.  We have worked to improve asset quality in recent years, through managing credit risk, however, recent economic conditions have contributed to an increase in nonperforming assets.  Our percentage of non-performing assets to total assets increased to 1.48% at December 31, 2009 from 1.01% at December 31, 2008.  The increase in 2009 is the result of four foreclosed single family residences and seven repossessed manufactured homes, all of which have been written down to their estimated net realizable value. We introduce new loan products when we are confident that our staff has the necessary expertise and that sound underwriting and collection procedures are in place.  We also underwrite all of our loans centrally to ensure uniformity and consistency in underwriting decisions.

Improve earnings.  Through product selection and pricing and lower cost funds, we will seek to optimize our interest rate margin while managing our interest rate risk.  We will seek new sources of noninterest income by emphasizing selective products and services that provide diversification of revenue sources, including fees and servicing income.  We also will strive to control operating expenses while continuing to provide superior personal service to our customers. In 2009, operating expenses were higher than in 2008 as a result of additional staffing in our commercial lending division, the addition of two branches, increases in collection expense and higher FDIC premiums. In 2008, earnings were lower as the result of lower than expected net interest income due to reductions in the overall interest rate environment.    Finally, our provision for loan losses was significantly higher in 2009 than in 2008, reflecting the deterioration of the economy both nationally and in the markets where we do business.  While we experienced a net loss of $614,000 in 2009, we were able to increase pre-tax, pre-provision income to $3.2 million compared to $1.4 million in 2008.

Comparison of Financial Condition at December 31, 2009 and December 31, 2008

General.  Total assets increased by $44.3 million, or 15.1%, to $337.8 million at December 31, 2009 from $293.5 million at December 31, 2008.  The increase was the result of a $28.0 million, or 10.6%, increase in our loan portfolio, including loans held for sale, from $264.7 million at December 31, 2008, to $292.7 million at December 31, 2009.  The increase also was the result of a $10.1 million increase in cash and cash equivalents during 2009.  Additionally, premises and equipment increased $2.0 million, or 128.0%, primarily as a result of leasehold improvements related to our new branch facility in Port Angeles and the acquisition of the branch facility of 1st Security Bank branch in Tacoma as well as the purchase of the 1st Security branch in Port Angeles.  This increase in total assets was funded primarily by a $64.8 million, or 29.1% increase in deposits during 2009, including $33.6 million in deposits assumed in the 1st Security Bank branch acquisition.

Loans.  Our loan portfolio, including loans held for sale, increased $28.0 million, or 10.6%, from $264.7 million at December 31, 2008 to $292.7 million at December 31, 2009.  Loans held for sale increased from $956,000 at December 31, 2008, to $2.9 million at December 31, 2009, reflecting the timing of transactions and increased loan originations in late 2009, as compared to late 2008.  The changes in the amount of each type of loan in our loan portfolio comparing the amounts at year-end 2009 to those at year-end 2008 are disclosed in Note 5 to our financial statements included in Item 8 of the Form 10-K.  The most significant changes in our loan portfolio include a 38.6% increase in our commercial real estate portfolio, a 26.3% increase in our commercial business portfolio, a 16.2% increase in our one- to four-family real estate loans, and a 36.1% decrease in automobile loans.  The increases in one- to four-family, commercial real estate loans, and commercial business loans are consistent with our operating strategy of growing and diversifying our loan portfolio.  The decrease in our auto loan and construction and development portfolios are a result of lower demand in the current economic environment.

Allowance for Loan Losses.  The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of the evaluation in accordance with generally accepted accounting principles in the United States.  It is our estimate of probable incurred credit losses in our loan portfolio.

Our methodology for analyzing the allowance for loan losses consists of specific and general components.  We stratify the loan portfolio into homogeneous groups of loans that possess similar loss-potential characteristics and apply an appropriate loss ratio to the homogeneous pools of loans to estimate the incurred losses in the loan portfolio.  The amount of loan losses incurred in our consumer portfolio is estimated by using historical loss ratios for major loan collateral types adjusted for current factors.  The historical loss experience is generally defined as an average percentage of net loan losses to loans outstanding.  A separate valuation of known losses for individual classified large-balance, non-homogeneous loans is also conducted in accordance with Codification Standard ASC Topic 310.  The allowance for loan losses on individually analyzed loans includes commercial business loans and one- to four-family and commercial real estate loans, where management has concerns about the borrower’s ability to repay.  Loss estimates include the difference between the current fair value of the collateral and the loan amount due.

Our allowance for loan losses at December 31, 2009 was $3.5 million or 1.18% of net loans receivable, compared to $1.3 million or 0.49% of net loans receivable at December 31, 2008.  The $2.2 million, or 165.5% increase in the allowance for loan losses reflects the $4.3 million provision for loan losses established during 2009, as a result of increases in our commercial and residential loan portfolios during the year and an evaluation of declining housing and other market conditions in our market and our $2.1 million in net charge-offs on non-performing loans.  Non-performing loans increased from $1.3 million at December 31, 2008 to $3.6 million at December 31, 2009, primarily as a result of deteriorating market conditions in the areas where we do business.  This increase consists of numerous residential mortgage loans and one commercial development loan with a principal balance of $1.2 million at December 31, 2009.  Non-performing loans to gross loans increased to 1.25% at December 31, 2009 from 0.47% at December 31, 2008, due to declining economic conditions and increased delinquencies.  Other real estate owned and repossessed assets decreased by $341,000, or 19.8%, from $1.7 million the end of 2008 compared to $1.4 million at the end of 2009.  The Company believes that higher non-performing assets and charge-offs will continue in 2010 until the housing market and general market conditions begin to recover.

Mortgage Servicing Rights.  We record mortgage servicing rights on loans sold to Fannie Mae with servicing retained.  The Company stratifies its capitalized mortgage servicing rights based on the type, term and interest rates of the underlying loans.  Impairment is recognized through a valuation allowance for each impaired stratum.  Management assesses impairment by comparing the amortized cost basis to the estimated fair value to determine if its rights are impaired.  Any impairment would be required to be recorded during the period identified.  These mortgage servicing rights are separated into two segments, one for acquired servicing rights of $2.0 million, which are carried at fair value and one for our originated servicing portfolio of $1.3 million, which is carried at amortized cost and is periodically evaluated for impairment based on their fair value, which takes into account the rates and potential prepayments of those sold loans being serviced.  If our mortgage servicing rights were determined to be impaired, our financial results would be impacted.

Cash and Cash Equivalents.  Cash and cash equivalents increased by $10.1 million, or 179.6%, to $15.7 million at December 31, 2009 as a result of recent increases to our deposit portfolio and proceeds from the sale of available-for-sale securities.

Securities. Our securities portfolio consists of mortgage-backed securities, all of which are designated as available-for-sale and carried at market value and Federal Home Loan Bank stock which is carried at cost.  The securities portfolio increased to $9.9 million at December 31, 2009 from $8.9 at December 31, 2008.  Our investment portfolio includes $6.6 million in non-agency mortgage-backed securities, which present a level of credit risk that does not exist currently with agency-backed securities that are guaranteed by the United States government. As of December 31, 2009, the unrealized loss on these non-agency mortgage backed securities was approximately $1.5 million.  In order to monitor this risk, management receives a credit surveillance report that considers various factors for each security including original credit scores, loan to value, geography, delinquency and loss history.  The report also evaluates the underlying loans within the security to project future losses based on various home price depreciation scenarios over a three year horizon.  In addition to this analysis, management receives a valuation report which also considers constant repayment rates, various credit default rate scenarios and loss severity for our non-agency mortgage backed securities. Based on this analysis, management recognized approximately $61,000 of OTTI on this portfolio for the year ended December 31, 2009.

At December 31, 2009, we held $2.4 million in shares of Federal Home Loan Bank of Seattle stock.  Federal Home Loan Bank stock is carried at par and does not have a readily determinable fair value.  Ownership of Federal Home Loan Bank stock is restricted to the Federal Home Loan Bank member institutions, and can only be purchased and redeemed at par.  Due to ongoing turmoil in the capital and mortgage markets, the Federal Home Loan Bank of Seattle has a risk-based capital deficiency largely as a result of write-downs on its private label mortgage-backed securities portfolios.  Management evaluates Federal Home Loan Bank stock for impairment.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as:  (1) the significance of any decline in net assets of the Federal Home Loan Bank as compared to the capital stock amount for the Federal Home Loan Bank and the length of time this situation has persisted; (2) commitments by the Federal Home Loan Bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of the Federal Home Loan Bank; (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the Federal Home Loan Bank; and (4) the liquidity position of the Federal Home Loan Bank.  Under Federal Housing Finance Agency regulations, a Federal Home Loan Bank that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock in excess of what is required for members’ current loans.  According to Standard and Poor’s analysis of the Federal Home Loan Banks, the Federal Home Loan Bank System has a special public status (organized under the Federal Home Loan Bank Act of 1932) and may receive extraordinary support from the U.S. Treasury in a crisis.  Therefore, the Federal Home Loan Banks can be considered an extension of the government and the U.S. government would almost certainly support the credit obligations of the Federal Home Loan Bank system.  Based on the above, we have determined there is not an other-than-temporary impairment on the Federal Home Loan Bank stock investment as of December 31, 2009.

Deposits.  Total deposits increased by $64.8 million, or 29.1%, to $287.6 million at December 31, 2009 from $222.8 million at December 31, 2008.  During 2009, time deposits increased $11.2 million, money market accounts increased $29.9 million, savings accounts increased $8.2 million, and demand deposits and interest-bearing checking accounts increased $15.5 million.  These increases are primarily the result of the $33.6 million in the 1st Security branch acquisition and our continued emphasis to bring additional core deposits to the Company from our existing consumer and business customers and Washington public agencies.

A summary of deposit accounts with the corresponding weighted average cost of funds is presented below (in thousands).

	As of December 31, 2009		As of December 31, 2008
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Checking (noninterest)	$21,227	0.00%	$13,177	0.00%
NOW (interest)	28,197	0.24%	20,636	0.61%
Savings	20,632	0.30%	12,522	0.75%
Money Market	81,620	0.90%	51,744	2.92%
Certificates	135,888	2.77%	124,681	4.11%
Total	$287,564	1.60%	$222,760	3.04%

Borrowings.  Federal Home Loan Bank advances decreased $22.4 million, or 52.6%, to $20.0 million at December 31, 2009 from $42.4 million at December 31, 2008.  We continue to rely on Federal Home Loan Bank advances to fund interest earning asset growth when deposit growth is insufficient to fund such growth.  This reliance on borrowings, rather than deposits, may increase our overall cost of funds. We decreased reliance on these borrowings during 2009 as the result of organic deposit growth.

Equity.  Total equity decreased $1.0 million, or 4.0%, to $25.1 million at December 31, 2009, from $26.1 million at December 31, 2008.  This primarily reflects $306,000 in stock repurchases, $159,000 in paid dividends, net losses of $614,000 and a $147,000 increase in accumulated other comprehensive loss, due to an increase in the unrealized loss on our available for sale investment portfolio.

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

	Year ended December 31,
	2009			2008			2007
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-Earning Assets:	(Dollars in thousands)
Loans receivable(1)	$280,097	$17,975	6.42%	$247,058	$16,436	6.65%	$216,076	$14,911	6.90%
Mortgage-backed securities	22,107	1,153	5.21	6,664	510	7.85	118	11	9.32
Other	2	-	0.00	1,796	13	0.74	1,432	37	2.58
Total interest-earning assets(1)	302,206	19,128	6.33	255,518	16,959	6.64	217,626	14,959	6.87
Interest-Bearing Liabilities:
Savings and Money Market accounts	83,985	951	1.13	54,042	1,100	2.04	56,512	1,642	2.91
Demand and NOW accounts	37,876	60	0.16	36,688	294	0.80	32,727	288	0.88
Certificate accounts	145,138	5,112	3.52	111,741	5,046	4.52	96,648	4,649	4.81
Borrowings	29,917	934	3.12	38,474	1,273	3.31	26,511	1,346	5.08
Total interest-bearing liabilities	295,910	7,057	2.38	240,945	7,713	3.20	212,398	7,925	3.73

Net interest income		12,071			$9,246			$7,034
Net interest rate spread			3.95%			3.34%			3.14%
Net earning assets	$6,296			$14,573			$5,228
Net interest margin			3.99%			3.62%			3.23%
Average interest-earning assets to average interest-bearing liabilities		101.78%			106.05%		102.46%
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

	Year ended December 31, 2009 vs. 2008			Year ended December 31, 2008 vs. 2007
	Increase (decrease) due to		Total increase	Increase (decrease) due to		Total increase
	Volume	Rate	(decrease)	Volume	Rate	(decrease)
	(In thousands)
Interest-earning assets:
Loans receivable	$2,127	$(490)	$1,637	$1,593	$(68)	$1,525
Mortgage-backed securities	661	(18)	643	520	(21)	499
Other	(13)	-	(13)	2	(26)	(24)
Total interest-earning assets	$2,775	$(508)	$2,267	$2,115	$(115)	$2,000
Interest-bearing liabilities:
Savings and Money Market accounts	$343	$(492)	$(149)	$(50)	$(492)	$(542)
Demand and NOW accounts	7	(241)	(234)	7	(1)	6
Certificate accounts	1,186	(1,120)	66	422	(25)	397
Borrowings	(332)	(7)	(339)	150	(223)	(73)
Total interest-bearing liabilities	$1,204	$(1,860)	(656)	$529	$(741)	(212)
Net interest income (loss)			$2,923			$2,212

The decrease in prevailing market interest rates along with maturities of over $90 million in certificates of deposit during 2009 contributed to the significant decrease in our weighted average cost of funds between 2008 and 2009.

Comparison of Results of Operation for the Year Ended December 31, 2009 and 2008

General. Net income decreased $876,000 to a loss of $614,000 for the year ended December 31, 2009 compared to net income of $262,000 for the year ended December 31, 2008.  The primary reasons for this $876,000 decrease were a $3.2 million increase in the provision for loan losses and a $2.2 million increase in non-interest expense primarily as a result of higher FDIC and OTS assessments and expanded branch operations in Port Angeles and Tacoma, which were offset by a $1.1 million increase in non-interest income, including a $227,000 gain recognized as a result of the 1st Security Bank of Washington branch acquisition.

Interest Income.  Interest income increased by $2.2 million, or 12.8%, to $19.1 million for the year ended December 31, 2009, from $17.0 million for the year ended December 31, 2008.  The increase in interest income for the period reflects the increased amount of loans and securities outstanding during the 2009 period.

The weighted average yield on loans decreased from 6.65% for the year ended December 31, 2008, to 6.42% for the year ended December 31, 2009.  The decrease was primarily the result of the continued historically low rate environment throughout the year.  The decrease in the weighted average yield on loans, however, was tempered by the increase in commercial loans, which typically have higher yields, as a percentage of the entire loan portfolio and an increase in the origination of single-family mortgage loans from the levels in 2008.  The weighted average yield on investments was 5.21% for the year ended December 31, 2009 compared to 7.85% for the same period during 2008, reflecting generally lower market interest rates and the acquisition of agency mortgage backed securities, which currently have a lower yield than non-agency mortgage backed securities.

Interest Expense.  Interest expense decreased $656,000, or 8.5%, to $7.1 million for the year ended December 31, 2009, from $7.7 million for the year ended December 31, 2008.

The decrease in interest expense for the 2009 period reflects overall lower interest rates paid on deposits as well as decreased borrowing costs on our Federal Home Loan Bank advances, notwithstanding the increase in total deposits during the period.  Our weighted average cost of interest-bearing liabilities was 2.38% for the year ended December 31, 2009, compared to 3.19% for the same period in 2008.

Interest paid on deposits decreased $317,000, or 4.9% to $6.1 million for the year ended December 31, 2009, from $6.4 million for the year ended December 31, 2008.  This decrease resulted from a decrease in the weighted average cost of deposits, which was offset by a $63.4 million increase in the average balance of deposits outstanding for the period.  We experienced an 87 basis point decrease in the average rate paid on deposits during the year ended December 31, 2009 compared to the same period in 2008.  This decrease in average rates was a result of the repricing of matured certificate deposits that the Company was able to retain at significantly lower rates as well as lower interest rates paid on existing savings, interest bearing checking and money market accounts and an emphasis by the Company on attracting lower-cost product types such as savings, checking and money market accounts versus CDs.

Interest expense on borrowings decreased $339,000, or 26.7%, to $934,000 for the year ended December 31, 2009 from $1.3 million for the year ended December 31, 2008.  The decrease resulted from an $8.6 million or 22.2% reduction in our average balance of outstanding overnight borrowings at the Federal Home Loan Bank.  The cost of borrowings decreased 19 basis points from 3.31% in the 2008 period to 3.12% in the 2009 period.

Net Interest Income.  Net interest income increased $2.8 million, or 30.6% to $12.1 million for the year ended December 31, 2009, from $9.2 million for the year ended December 2008.  The increase in net interest income for the 2009 period primarily resulted from the increased amount of loans and securities outstanding during the year as well as significantly lower rates on deposits.  Our net interest margin was 3.99% for the year ended December 31, 2009, compared to 3.62% for the year ended December 31, 2008.

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

A provision of $4.3 million was made during the year ended December 31, 2009, compared to provision of $1.1 million during the year ended December 31, 2008.   The higher provision was primarily attributable to increases in net charge-offs, increases in our commercial loan portfolio, an increase in our overall loan portfolio and the declining market conditions nationally and in our market area.  The Company believes that higher levels of non-performing assets and charge-offs will continue until the housing market and general economic market conditions begin to recover.

At December 31, 2009, the annualized percentage of net charge-offs to average loans increased 49 basis points to 0.75% from 0.26% at December 31, 2008.  The ratio of non-performing loans to total loans increased from 0.47% at December 31, 2008 to 1.25% at December 31, 2009.  See Item 1 – Business – Lending Activities -- Non-performing Assets in this Form 10-K for more information on non-performing loans.

Noninterest Income.  Noninterest income increased $1.1 million, or 52.1%, to $3.3 million for the year ended December 31, 2009, from $2.2 million for the year ended December 31, 2008.  The primary reason for this increase was an increase in service charges and fee income of $267,000 as a result of higher checking account service charge revenue, a $721,000 increase in mortgage servicing income due to our larger servicing portfolio and a $292,000 increase on the sale of loans and investments.  This was partially offset by a $131,000 increase in the loss on other real estate owned and repossessed assets for the year ended December 31, 2009, compared to the same period in 2008.

Noninterest Expense.  Noninterest expense increased $2.2 million, or 21.8%, to $12.2 million for the year ended December 31, 2009, compared to $10.0 million for the year ended December 31, 2008.  The increase during the 2009 period was primarily the result of a $708,000, or 14.2%, increase in salaries and benefits resulting from increased staffing in our commercial banking division and Port Angeles and Tacoma branches and a $891,000, or 22.2% increase in operations and occupancy expenses resulting from expenses related to our new branch in Port Angeles and the acquisition of two branches from 1st Security Bank of Washington.  The Company paid $443,000 in additional FDIC insurance premiums and OTS assessments in 2009 compared to 2008, and data processing costs increased by $137,000, or 17.9%, in 2009 primarily due to data conversion costs associated with the branch acquisitions.

Income Tax Expense.   For the year ended December 31, 2009, we had an income tax benefit of $465,000 on our pre-tax income as compared to income tax expense of $45,000 for the year ended December 31, 2008.  The effective tax rates for December 31, 2009 and December 31, 2008 were 22.4% and 14.7%, respectively.

Liquidity

Liquidity management is both a daily and longer-term function of the management of the Company and the Bank.  Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds.  On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities.  The Company uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits, fund deposit withdrawals and fund loan commitments.

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for funds (particularly withdrawals of deposits).  At December 31, 2009, the Company had $25.5 million in cash and investment securities available for sale and $2.9 in loans held for sale generally available for its cash needs.  We can also generate funds from borrowings, primarily Federal Home Loan Bank advances.  At December 31, 2009, the Company had the ability to borrow an additional $98.3 million in Federal Home Loan Bank advances.

As of December 31, 2009, our total borrowing capacity was $118.3 million with the Federal Home Loan Bank of Seattle, subject to certain requirements, with unused borrowing capacity of $98.3 million at that date.  Our low level of liquid investment securities creates more reliance on our line of credit with the Federal Home Loan Bank of Seattle.  In addition, we have historically sold all of our conforming mortgage loans in the secondary market to Fannie Mae in order to reduce interest rate risk and to create still another source of liquidity.

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At December 31, 2009, the approved outstanding loan commitments, including unused lines and letters of credit, amounted to $35.2 million.  Certificates of deposit scheduled to mature in one year or less at December 31, 2009, totaled $88.6 million.  It is management’s policy to manage deposit rates that are competitive with other local financial institutions.  Based on this management strategy, we believe that a majority of maturing deposits will remain with the Company.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations.  Further, management is not aware of any current recommendations by regulatory agencies which, if they were to be implemented, would have this effect.

Off-Balance Sheet Activities

In the normal course of operations, the Company engages in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the year ended December 31, 2009, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

A summary of our off-balance sheet loan commitments at December 31, 2009, is as follows (in thousands):

Off-balance sheet loan commitments:
Commitments to make loans	$1,933
Undisbursed portion of loans closed	4,455
Unused lines of credit	28,509
Irrevocable letters of credit	264
Total loan commitments	$35,161

Capital

The Company is subject to minimum capital requirements imposed by the OTS.  Based on its capital levels at December 31, 2009, the Company exceeded these requirements as of that date and continues to exceed them as of the date of this Form 10-K Annual Report.  Consistent with our goals to operate a sound and profitable organization, our policy is for the Company to maintain a “well-capitalized” status under the capital categories of the OTS.  Based on capital levels at December 31, 2009, the Company was considered to be well-capitalized.  Management monitors the capital levels of the Company to provide for current and future business opportunities and to meet regulatory guidelines for “well-capitalized” institutions.

The following table shows the capital ratios of the Company at December 31, 2009.

	Actual		Minimum Capital Requirements			Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Rate
	(Dollars in thousands)
Risked-based capital (to risk-weighted assets)(2)	$24,998	7.4%	$13,563	4.0%		$16,954	5.0%
Core capital (to risk-weighted assets)(2)	$24,998	10.4%	$9,594	4.0	%(3)	$14,391	6.0%
Core capital (to total adjusted assets)(1)	27,996	11.7%	$19,189	8.0%		$23,986	10.0%
________________________
(1)	Based on total adjusted assets of $339.1 million.
(2)	Based on risk-weighted assets of $239.9 million.
(3)	The Tier 1 risk-based capital requirement for a well-capitalized institution is 6% of risk-weighted assets. See “How We Are Regulated - Regulatory Capital Requirements.”

Impact of Inflation

The effects of price changes and inflation can vary substantially for most financial institutions.  While management believes that inflation affects the growth of total assets, it believes that it is difficult to assess the overall impact.  Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of the inflationary changes in the consumer price index (“CPI”) coincides with changes in interest rates.  The price of one or more of the components of the CPI may fluctuate considerably and thereby influence the overall CPI without having a corresponding affect on interest rates or upon the cost of those goods and services normally purchased by the Company.  In years of high inflation and high interest rates, intermediate and long-term interest rates tend to increase, thereby adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans.  In addition, higher short-term interest rates caused by inflation tend to increase the cost of funds.  In other years, the opposite may occur.

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

The Company is subject to interest rate risk to the extent that its interest-bearing liabilities, primarily deposits and Federal Home Loan Bank advances, reprice more rapidly or at different rates than its interest-earning assets.  In order to minimize the potential for adverse effects of material prolonged increases or decreases in interest rates on our results of operations, we have adopted an asset and liability management policy.  The board of directors sets the asset and liability policy for the Company, which is implemented by the asset/liability committee.

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

A key element of the Company’s asset/liability management plan is to protect net earnings by managing the maturity or repricing mismatch between its interest-earning assets and rate-sensitive liabilities.  We seek to reduce exposure to earnings by extending funding maturities through the use of Federal Home Loan Bank advances, through the use of adjustable rate loans and through the sale of certain fixed rate loans in the secondary market.

As part of its efforts to monitor and manage interest rate risk, the Company uses the net portfolio value (“NPV”) methodology adopted by the OTS as part of its capital regulations.  In essence, this approach calculates the difference between the present value of expected cash flows from assets and liabilities.  Management and the board of directors review NPV measurements on a quarterly basis to determine whether the Company’s interest rate exposure is within the limits established by the board of directors.

The Company’s asset/liability management strategy dictates acceptable limits on the amounts of change in given changes in interest rates.  For interest rate increases of 100, 200, and 300 basis points, our policy dictates that our NPV ratio should not fall below 7%, 7%, and 5%, respectively.  As illustrated in the table below, we were in compliance with this aspect of our asset/liability management policy at December 31, 2009, except in the case of a 200 basis point increase in rates.

The table presented below, as of December 31, 2009 (the latest available information), is an internal analysis of our interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 100 basis points as any further decline in rates is unlikely.

As illustrated in the table below, the Company would benefit from a decrease in market rates of interest.  Our NPV would be negatively impacted by an increase in interest rates.  An increase in rates would negatively impact our NPV as a result of deposit accounts and Federal Home Loan Bank borrowings repricing more rapidly than loans and securities due to the fixed rate nature of a large portion of our loan and security portfolios.  As rates rise, the market value of fixed rate assets declines due to both the rate increases and slowing prepayments.

December 31, 2009
Change in Interest Rates in	Net Portfolio Value			NPV
Basis Points	$ Amount	$ Change	% Change	Ratio %
(Dollars in thousands)
+300bp	23,520	-10,739	-31%	-277bp
+200bp	27,541	-6,718	-20%	-170bp
+100bp	31,146	-3,113	-9%	-77bp
0bp	34,259
-50bp	35,520	1,261	+4%	30bp
-100bp	36,269	2,010	+6%	48bp

In addition to monitoring selected measures of NPV, management also monitors effects on net interest income resulting from increases or decrease in rates.  This process is used in conjunction with NPV measures to identify excessive interest rate risk.  In managing our assets/liability mix, depending on the relationship between long and short term interest rates, market conditions and consumer preference, we may place somewhat greater emphasis on maximizing its net interest margin than on strictly matching the interest rate sensitivity of its assets and liabilities.  Management also believes that the increased net income which may result from an acceptable mismatch in the actual maturity or repricing of its asset and liability portfolios can, during periods of declining or stable interest rates, provide sufficient returns to justify the increased exposure to sudden and unexpected increases in interest rates which may result from such a mismatch.  Management believes that the Company’s level of interest rate risk is acceptable under this approach.

In evaluating the Company’s exposure to interest rate movements, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered.  For example, although certain assets and liabilities may have similar maturities or repricing periods, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates.  Additionally, certain assets, such as adjustable rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the asset.  Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed above.  Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.  The Company considers all of these factors in monitoring its exposure to interest rate risk.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sound Financial, Inc.

We have audited the accompanying consolidated balance sheets of Sound Financial, Inc and Subsidiary (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sound Financial, Inc and Subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Everett, Washington
March 31, 2010

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	DECEMBER 31,	DECEMBER 31,
	2009	2008
ASSETS
Cash and cash equivalents	$15,678,766	$5,607,800
Securities available-for-sale (AFS), at fair value	9,899,092	8,929,798
Federal Home Loan Bank (FHLB) stock, at cost	2,444,000	2,444,000
Loans held for sale	2,857,700	955,595
Loans	289,824,133	263,712,797
Less allowance for loan losses	(3,467,567)	(1,305,950)
Total loans	286,356,566	262,406,847

Accrued interest receivable	1,305,590	1,219,645
Premises and equipment, net	3,523,753	1,545,705
Bank-owned life insurance	6,462,892	6,195,055
Mortgage servicing rights, at fair value	2,017,489	-
Mortgage servicing rights, at cost	1,309,809	863,146
Other real estate owned and repossessed assets	1,383,638	1,724,531
Other assets	4,566,464	1,605,177
Total assets	$337,805,759	$293,497,299

LIABILITIES
Deposits
Interest-bearing	$266,337,202	$209,583,218
Noninterest-bearing demand	21,226,575	13,176,999
Total deposits	287,563,777	222,760,217
Borrowings	20,000,000	42,219,355
Accrued interest payable	166,043	259,757
Other liabilities	4,668,216	1,825,143
Advance payments from borrowers for taxes and insurance	339,566	330,319
Total liabilities	312,737,602	267,394,791
COMMITMENTS AND CONTINGENCIES (NOTE 16)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized	-	-
Common stock, $0.01 par value, 24,000,000 shares authorized, 3,000,095 issued and 2,954,295 outstanding as of December 31, 2009, and 2,948,063 shares issued and 2,948,063 outstanding as of December 31, 2008	30,001	29,480
Additional paid-in capital	11,687,641	11,936,035
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(924,480)	(1,057,997)
Retained earnings	15,214,549	15,987,547
Accumulated other comprehensive loss, net of tax	(939,554)	(792,557)
Total stockholders’ equity	25,068,157	26,102,508
	$337,805,759	$293,497,299

                                         See notes to consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	YEARS ENDED DECEMBER 31,
	2009	2008
INTEREST INCOME
Loans, including fees	$17,975,345	$16,435,721
Interest and dividends on investments, cash and cash equivalents	1,152,816	522,933

Total interest income	19,128,161	16,958,654
INTEREST EXPENSE
Deposits	6,123,332	6,440,185
Other interest expense	934,078	1,273,281

Total interest expense	7,057,410	7,713,466

NET INTEREST INCOME	12,070,751	9,245,188

PROVISION FOR LOAN LOSSES	4,275,000	1,110,000

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	7,795,751	8,135,188

NONINTEREST INCOME
Service charges and fee income	2,080,723	1,813,343
Earnings on cash surrender value of bank owned life insurance	267,837	159,643
Mortgage servicing income	866,624	333,834
Fair value gain on mortgage servicing rights	124,618	-
Gain on sale of securities	272,845	153,633
Impairment on Securities	(61,220)	-
Gain (loss) on sale of loans	157,385	(15,795)
Gain on bargain purchase of branches	226,816	-
Loss on sale of assets	(627,089)	(269,340)

Total noninterest income	3,308,539	2,175,318

NONINTEREST EXPENSE
Salaries and benefits	5,699,633	4,991,553
Operations	3,723,231	3,004,386
Regulatory assessments	677,392	235,369
Occupancy	1,177,498	1,004,751
Data processing	904,966	767,777

Total noninterest expense	12,182,720	10,003,836

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(1,078,430)	306,670

PROVISION (BENEFIT) FOR INCOME TAXES	(464,627)	45,095

NET INCOME (LOSS)	$(613,803)	$261,575
BASIC EARNINGS (LOSS) PER SHARE	$(0.21)	$0.09
DILUTED EARNINGS (LOSS) PER SHARE	$(0.21)	$0.09

                                See notes to consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
BALANCE, December 31, 2007		$-	$-	$-	$15,885,167	$3,161	$15,888,328

Comprehensive income:

Net income		-	-	-	261,575	-	261,575

Net loss in fair value of investments available for sale, net of tax benefit of $408,287						(795,718)	(795,718)
							(534,143)
Cash dividend declared and paid ($0.12 per share)					(159,195)		(159,195)

Common Stock Issued	2,948,063	29,480	11,918,078	(1,155,600)			10,791,958

Allocation of ESOP shares			17,957	97,603			115,560

BALANCE, December 31, 2008	2,948,063	29,480	11,936,035	(1,057,997)	15,987,547	(792,557)	26,102,508

Comprehensive loss:

Net loss					(613,803)		(613,803)

Net loss in fair value of investments available for sale, net of tax benefit of $75,726						(146,997)	(146,997)
							(760,800)
Cash dividend declared and paid ($0.12 per share)					(159,195)		(159,195)

Restricted stock awards	52,032	521	(521)				-

Common stock repurchased	(45,800)		(306,132)				(306,132)

Compensation related to stock options and restricted stock			120,000				120,000

Allocation of ESOP shares			(61,741)	133,517			71,776

Balances at December 31, 2009	2,954,295	$30,001	$11,687,641	$(924,480)	$15,214,549	$(939,554)	$25,068,157

See notes to consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
	Year Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(613,803)	$261,575
Adjustments to reconcile net income (loss) to net cash from operating activities
Accretion of net premium on investments	(25,388)	(90,047)
Impairment on securities	61,220	-
Gain on sale of securities	(272,845)	(153,633)
Provision for loan losses	4,275,000	1,110,000
Depreciation and amortization	492,490	404,382
Compensation expense related to stock options and restricted stock	120,000	-
Additions to mortgage servicing rights	(893,112)	(339,808)
Fair value gain on mortgage servicing rights	(124,618)	-
Amortization of mortgage servicing rights	475,220	341,608
Purchase of mortgage servicing rights	(1,921,642)	-
Increase in cash surrender value of bank owned life insurance	(267,837)	(159,643)
Deferred income tax	(721,000)	(286,000)
Proceeds from sale of loans	84,299,072	31,552,290
Originations of loans held for sale	(86,148,048)	(31,701,551)
Loss on sale of other real estate owned and repossessed assets	627,089	269,340
(Gain) loss on sale of loans	(157,385)	15,795
Gain on bargain purchase of branches	(226,816)	-
(Decrease) increase in operating assets and liabilities
Accrued interest receivable	(85,945)	(168,169)
Other assets	(1,463,745)	94,961
Accrued interest payable	(93,714)	49,239
Other liabilities	2,843,074	(541,644)

Net cash from operating activities	177,267	658,695

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and sales of available for sale investments	34,211,150	832,450
Purchase of available for sale investments	(35,166,155)	(10,648,170)
Cash proceeds from branch acquisitions	31,729,000	-
Purchase of bank owned life insurance	-	(2,000,000)
Purchase of FHLB Stock	-	(1,124,500)
Net increase in loans	(31,232,424)	(47,912,610)
Improvements to OREO and other repossessed assets	(81,048)	(159,966)
Proceeds from sale of OREO and other repossessed assets	2,432,813	3,258,725
Purchases of premises and equipment	(2,470,538)	(545,234)

Net cash from investing activities	(577,202)	(58,299,305)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits, net of acquired deposits	33,074,560	19,969,018
Proceeds from borrowings	98,530,000	26,950,000
Repayment of borrowings	(120,749,355)	(600,000)
Net proceeds from stock issuance	-	10,809,915
Repurchase of common stock	(306,132)	-
Cash dividends paid	(159,195)	(159,195)
ESOP Shares released	71,776	97,603
Net change in advances from borrowers for taxes and insurance	9,247	76,106

Net cash from financing activities	10,470,901	57,143,447
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	10,070,966	(497,163)

CASH AND CASH EQUIVALENTS, beginning of year	5,607,800	6,104,963

CASH AND CASH EQUIVALENTS, end of year	$15,678,766	$5,607,800

(continued on following page)

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$20,000	$315,000
Interest paid on deposits and FHLB advances	$7,151,124	$7,664,227
Transfer to other real estate owned	$2,637,961	$3,632,841

Net assets acquired from 1st Security Bank of Washington
Assets acquired	$33,912,000	$-
Liabilities assumed	$33,685,000	$-

See notes to consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement

Note 1 - Organization and significant accounting policies

Sound Financial, Inc. (“Sound Financial” or the “Company”) is a federally chartered stock holding Company and is subject to regulation by the Office of Thrift Supervision (“OTS”).  Sound Financial, Inc. was organized on January 8, 2008, as part of Sound Community Bank’s reorganization into the mutual holding Company form of organization.  As part of the reorganization, Sound Community Bank (“Bank”) (i) converted to a stock savings bank as the successor to Sound Community Bank in its mutual form (which was originally chartered as a credit union in 1953; (ii) organized Sound Financial, Inc., which owns 100% of the common stock of Sound Community Bank; and (iii) organized Sound MHC, which currently owns 54% of the common stock of Sound Financial, Inc.  Sound MHC has no other activities or operations other than its ownership of Sound Financial, Inc.  Sound Community Bank succeeded to the business and operations of the Company in its mutual form and Sound Financial, Inc. has no significant assets other than all of the outstanding shares of common stock of Sound Community Bank, its loan to the Sound Financial, Inc.’s Employee Stock Ownership Plan and certain liquid assets.

In connection with the above-mentioned reorganization, Sound Financial sold 1,297,148 shares of common stock in a subscription offering that closed on January 8, 2008.  Those shares constitute 44% of the outstanding shares of common stock of Sound Financial.  Sound Financial also issued 29,480 shares of common stock to Sound Community Foundation, a charitable foundation created by Sound Community Bank in connection with the mutual holding Company reorganization and subscription offering.  The remaining 1,621,435 shares of common stock of Sound Financial outstanding were issued in accordance with federal law to Sound Community MHC, a federal mutual holding Company (“MHC”).

Sound Community Bank is a federal mutual savings association holding a corporate charter under Section 5 of the Federal Home Owners’ Loan Act. The consolidated financial statements include the accounts of Sound Community Bank and its wholly owned subsidiary, ORCA General, Inc. (collectively, the Company). ORCA General, Inc. originates mortgages that are purchased by the Company for later sale on the secondary market or for retention in the Company’s portfolio. Material intercompany balances have been eliminated in consolidation. The subsidiary has been inactive since December 31, 2003. On May 19, 2003, the Company, formerly known as Credit Union of the Pacific, a state-chartered credit union organized under the Washington Credit Union Act, consummated its charter conversion to a federal mutual savings association.

Use of estimates in the preparation of financial statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, mortgage servicing rights, other real estate owned and deferred income taxes.

Cash and cash equivalents- For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.  Cash equivalents have an original maturity of three months or less and may exceed federally insured limits.

Securities available-for-sale - Securities available-for-sale consist of debt securities that the Company has the intent and ability to hold for an indefinite period, but not necessarily to maturity. Such securities may be sold to implement the Company’s asset/liability management strategies and in response to changes in interest rates and similar factors. Securities available-for-sale are reported at fair value.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Unrealized gains and losses, net of the related deferred tax effect, are reported as a net amount in a separate component of equity entitled “accumulated other comprehensive loss”. Realized gains and losses on securities available-for-sale, determined using the specific identification method, are included in earnings.  Amortization of premiums and accretion of discounts are recognized as adjustments to interest income.

Purchase premiums and discounts are recognized in interest income using the interest method over the period to maturity. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Management reviews investment securities on an ongoing basis for the presence of other-than-temporary impairment (OTTI) or permanent impairment, taking into consideration current market conditions; fair value in relationship to cost; extent and nature of the change in fair value; issuer rating changes and trends; whether management intends to sell a security or if it is likely that the Company will be required to sell the security before recovery of the amortized cost basis of the investment, which may be upon maturity; and other factors. For debt securities, if management intends to sell the security or it is likely that the Company will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If management does not intend to sell the security and it is not likely that the Company will be required to sell the security, but management does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, i.e., the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive loss. Impairment losses related to all other factors are presented as separate categories within other comprehensive loss.

Loans held-for-sale - To mitigate interest rate sensitivity, from time to time, certain fixed rate loans are identified as held-for-sale in the secondary market. Accordingly, such loans are classified as held-for-sale in the consolidated balance sheets and are carried at the lower of aggregate cost or estimated market value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Mortgage loans held-for-sale are generally sold with the mortgage servicing rights retained by the Company. Gains or losses on sales of loans are recognized based on the difference between the selling price and the carrying value of the related loans sold based on the specific identification method.

Loans - The Company grants mortgage, commercial, and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout the Puget Sound region and in Clallam County of Washington State. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

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

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

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

Allowance for loan losses - The allowance for loan losses is maintained at a level sufficient to provide for probable credit losses based upon evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon management’s continuing analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectability may not be assured. The detailed analysis includes techniques to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The allowance consists of specific, general, and unallocated components. The specific component relates to loans that are classified as doubtful, substandard, or special mention.

For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan. The general component covers non-classified loans and is based upon historical loss experience adjusted for qualitative factors.

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

The existence of some or all of the following criteria will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrower has not demonstrated the ability or intent to bring the loan current; the Company has no recourse to the borrower, or if it does, the borrower has insufficient assets to pay the debt; the estimated fair value of the loan collateral is significantly below the current loan balance, and there is little or no near-term prospect for improvement.

A loan is considered impaired when it is probable that the Company will be unable to collect all amounts (principal and interest) due according to the contractual terms of the loan agreement. Smaller balance homogeneous loans, such as residential mortgage loans and consumer loans, are collectively evaluated for probable and reasonably estimated loss. When a loan has been identified as being impaired, the amount of the impairment is measured by using discounted cash flows, except when, as a practical expedient, the current fair value of the collateral, reduced by costs to sell, is used. When the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest), impairment is recognized by creating or adjusting an allocation of the allowance for loan losses.

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

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The ultimate recovery of all loans is susceptible to future market factors beyond the Company’s control. These factors may result in losses or recoveries differing significantly from those provided in the consolidated financial statements. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

Transfers of financial assets - Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Mortgage servicing rights - The Company generally retains the right to service mortgage loans sold to others. The cost allocated to the mortgage servicing rights retained has been recognized as a separate asset and is being amortized in proportion to, and over the period of, estimated net servicing income.

The Company acquired certain mortgage servicing rights through a purchase transaction and has elected to mark the mortgage servicing rights to market using the fair value option. Purchased mortgage servicing rights marked to market are presented separately on the balance sheet from the originated mortgage servicing rights, which are held at the lower of cost or market and are periodically evaluated for impairment based upon the fair value of those rights.

Fair values are estimated using discounted cash flows based upon current market rates of interest and current expected future prepayment rates. For purposes of measuring impairment, the rights must be stratified by one or more predominant risk characteristics of the underlying loans. The Company stratifies its capitalized mortgage servicing rights based on the type, term, and interest rate of the underlying loans. The amount of impairment recognized is the amount, if any, by which the amortized cost of the rights for each stratum exceeds their fair value.

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

Federal Home Loan Bank stock – The Bank is a member of the Federal Home Loan Bank of Seattle (“FHLB”).  FHLB stock represents the Company’s investment in the FHLB and is carried at par value, which reasonably approximates its fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2009, the Company’s minimum required investment in FHLB stock was $868,000. Typically the Company may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Due to ongoing turmoil in the capital and mortgage markets, the FHLB has a risk-based capital deficiency largely a result of write-downs on its private label mortgage-backed securities portfolios. The Company evaluates FHLB stock for impairment. The determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB; and (4) the liquidity position of the FHLB.

Under Federal Housing Finance Agency regulations, a Federal Home Loan Bank that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock in excess of what is required for members’ current loans. Based on an analysis by Standard and Poor’s regarding the Federal Home Loan Banks, the FHLB system has a special public status (organized under the Federal Home Loan Bank Act of 1932), and because of the extraordinary support offered to it by the U.S. Treasury in a crisis (though not used), it can be considered an extension of the government. The U.S. government would almost certainly support the credit obligations of the FHLB system. Based on the above, the Company has determined there is not an OTTI on the FHLB stock investment as of December 31, 2009.

Other real estate owned and repossessed assets - Other real estate owned and repossessed assets represent real estate and other assets which the Company has taken control of in partial or full satisfaction of loans. At the time of foreclosure or repossession, other real estate owned and repossessed assets are recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure or repossession, management periodically performs valuations such that the property is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Subsequent valuation adjustments are recognized within net (loss) gain on other real estate owned. Revenue and expenses from operations and subsequent adjustments to the carrying amount of the property are included in other non-interest expense in the consolidated statements of operations.

In some instances, the Company may make loans to facilitate the sales of other real estate owned. Management reviews all sales for which it is the lending institution.  Any gains related to sales of other real estate owned may be deferred until the buyer has a sufficient initial and continuing investment in the property.

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

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Deposits – At December 31, 2009 and 2008, deposits represent various accounts of the owners of the Company. Deposit ownership entitles the members to vote in the annual elections of the board of directors and on other corporate matters. Members are permitted to cast one vote for each $100, or fraction thereof, of the withdrawal value of the members’ accounts up to a maximum of 1,000 votes. Members’ deposits are subordinated to all other liabilities of the Company upon liquidation. Interest on members’ deposits is based on available earnings at the end of an interest period and is not guaranteed by the Company. Interest rates are set by the Company’s Asset-Liability Management Committee.

Segment reporting - The Company operates in one segment and makes management decisions based on consolidated results. The Company’s operations are solely in the financial services industry and include providing to its customers traditional banking and other financial services.

Off-balance-sheet credit-related financial instruments - In the normal course of operations, the Company engages in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit.  Such financial instruments are recorded when they are funded.

Advertising costs - The Company expenses advertising costs as they are incurred. Advertising expenses were $300,000 and $230,000, respectively for the years ended December 31, 2009 and 2008.

Comprehensive loss - Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income (loss). Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale investments, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income (loss), are components of comprehensive loss.

Intangible Assets - At December 31, 2009, we had $1.1 million of identifiable intangible assets included in other assets as a result of the acquisition of deposits from another institution.  This asset is amortized using the straight-line method over a period of 9.5 years.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

    The components of other comprehensive loss and related tax effects are as follows:

	2009	2008

Reclassification adjustment for realized gain
on sale of available-for-sale securities and impairment on securities	$211,625	$-
Unrealized holding loss on available-for-
sale securities	$(434,348)	$(1,204,005)

Net unrealized losses	(222,723)	(1,204,005)
Tax benefit	75,726	408,287

Net-of-tax amount	$(146,997)	$(795,718)

The components of accumulated other comprehensive (loss) and related tax effects are as follows:

	2009	2008

Net unrealized loss on
available-for-sale securities	$(1,423,568)	$(1,200,844)
Tax benefit	484,014	408,287

Net-of-tax amount	$(939,554)	$(792,557)

Employee stock ownership plan - The Company sponsors a leveraged ESOP. As shares are committed to be released, compensation expense is recorded equal to the market price of the shares, and the shares become outstanding for purposes of earnings per share calculations. Cash dividends on allocated shares (those credited to ESOP participants’ accounts) are recorded as a reduction of retained earnings and distributed directly to participants’ accounts. Cash dividends on unallocated shares (those held by the ESOP not yet credited to participants’ accounts) are used to pay administrative expenses and debt service requirements of the ESOP.  At December 31, 2009, there were 92,448 unallocated shares in the plan.  Shares released on December 31, 2009 totaled 11,556 and will be credited to plan participants’ accounts in 2010 (see Note 11).

(Loss) earnings per share - Basic (loss) earnings per share is net (loss) income divided by the weighted average number of common shares outstanding during the periods, which was 2,903,798 and 2,838,410 shares for the years ended December 31, 2009 and 2008.  ESOP shares are considered dilutive and outstanding for this calculation, unless unearned.  There are currently no potentially dilutive common shares issuable under stock options or other programs.  Common stock equivalent shares include the stock options and restricted stock awards under the 2008 Employee Stock Ownership Plan approved by the shareholders in January 2008.

Fair value - Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (the “exit price”) in an orderly transaction between market participants at the measurement date. Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure.

A three-level hierarchy was established for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. The three levels for measuring fair value are based on the reliability of inputs and are as follows:

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Valuation adjustments and block discounts are not applied to instruments utilizing Level 1 inputs. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Assets utilizing Level 1 inputs include exchange-traded equity securities.

Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly. Assets and liabilities utilizing Level 2 inputs include U.S. treasury and agency securities, mortgage-backed securities and municipal bonds.

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Assets utilizing Level 3 inputs include impaired loans and other real estate owned.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment that we use to determine fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Fair value measurements for assets and liabilities where there exists limited or no observable market data and, therefore, are based primarily upon our own estimates, are often calculated based on current pricing policy, the economic and competitive environment, the characteristics of the asset or liability and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future values.

Subsequent events - Subsequent events are events or transactions that occur after the date of the statement of financial condition but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the statement of financial condition, including the estimates inherent in the process of preparing financial statements. Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the statement of financial condition but arose after that date.

Reclassifications - Certain amounts reported in prior years’ and quarters’ financial statements have been reclassified to conform to the current presentation. The results of the reclassifications are not considered material and have no effect on previously reported net income and earnings per share.

Note 2 – Accounting Pronouncements Recently Issued or Adopted

On July 1, 2009, the Accounting Standards Codification became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative.

The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

FASB ASC Topic 260, “Earnings Per Share.”  On January 1, 2009, the Company adopted new authoritative accounting guidance under ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Adoption of the new guidance did not significantly impact the Company’s financial statements.

FASB ASC Topic 320, “Investments—Debt and Equity Securities.”  New authoritative accounting guidance under ASC Topic 320, “Investments—Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company’s adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.

FASB ASC Topic 715, “Compensation—Retirement Benefits.” New authoritative accounting guidance under ASC Topic 715, “Compensation—Retirement Benefits,” provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant  unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The new authoritative accounting guidance under ASC Topic 715 became effective for the Company’s financial statements for the year-ended December 31, 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.

FASB ASC Topic 805, “Business Combinations.” On January 1, 2009, new authoritative accounting guidance under ASC Topic 805, “Business Combinations,” became applicable to the Corporation’s accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 805, the requirements of ASC Topic 420, “Exit or Disposal Cost Obligations,” would have to be met in order to accrue for a restructuring plan in purchase accounting.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, “Contingencies.”  The branch acquisitions in Note 18 were accounted for as a business combination in accordance with ASC Topic 805.

FASB ASC Topic 810, “Consolidation.” New authoritative accounting guidance under ASC Topic 810, “Consolidation,” amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The new authoritative accounting guidance under ASC Topic 810 became effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements.

Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a Company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a Company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a Company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

FASB ASC Topic 815, “Derivatives and Hedging.” New authoritative accounting guidance under ASC Topic 815, “Derivatives and Hedging,” amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The new authoritative accounting guidance under ASC Topic 815 became effective for the Company on January 1, 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Additional new authoritative accounting guidance under ASC Topic 820 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 became effective for the Company’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Company’s financial statements.

FASB ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the Company’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Company’s financial statements.

FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010.  Management is currently evaluating the impact of adoption on the Company’s consolidated financial statements.

Note 3 – Cash and due from banks

Federal Reserve Board regulations require that the Company maintain certain minimum reserve balances either as cash on hand or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The reserve balances were $25,000 at December 31, 2009 and 2008, respectively.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 4 – Investments

The amortized cost and fair value of our AFS securities and the corresponding amounts of gross unrealized gains and losses were as follows:
		Gross Unrealized			Estimated
	Amortized		Losses Less	Losses Greater	Fair
	Cost	Gains	Than 1 Year	Than 1 Year	Value
December 31, 2009
Agency mortgage-backed securities	$3,421,392	$5,415	$(57,076)	$-	$3,369,731
Non-agency mortgage-backed securities	7,901,268	120,866	-	(1,492,773)	6,529,361
Total AFS Investments	$11,322,660	$126,281	$(57,076)	$(1,492,773)	$9,899,092

December 31, 2008
Agency mortgage-backed securities	$2,007,166	$21,596	$-	$-	$2,028,762
Non-agency mortgage-backed securities	8,123,476	-	(1,222,440)	-	6,901,036
Total AFS Investments	$10,130,642	$21,596	$(1,222,440)	$-	$8,929,798

    There are 7 securities in an unrealized loss position greater than 1 year as of December 31, 2009. The unrealized losses on investments in U.S. agency securities were caused by interest rate increases subsequent to the purchase of these securities. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than par. Because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost bases, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

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

Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI.  The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and the fair value, is recognized as a charge to other comprehensive income (“OCI”).  Impairment losses related to all other factors are presented as separate categories within OCI.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

During the year ended December 31, 2009, we recognized a $61,000 non-cash other than temporary impairment (“OTTI”) charge on two non-agency mortgage-backed securities.  At December 31, 2009, the fair value of these two securities were $1.3 million.  Management concluded that the decline of the estimated fair value below the cost of the securities was other than temporary and recorded a credit loss of $61,000 through non-interest income.  We determined the remaining decline in value of $440,000 was not related to specific credit deterioration.  We do not intend to sell these securities and it is more likely than not that we will be required to sell the securities before anticipated recovery of the remaining amortized cost basis.  We closely monitor our investment securities for changes in credit risk.  The current market environment significantly limits our ability to mitigate our exposure to valuation changes in these securities by selling them.  Accordingly, if market conditions deteriorate further and we determine our holdings of these or other investment securities are OTTI, our future earnings, shareholders’ equity, regulatory capital and continuing operations could be materially adversely affected.

There was no beginning balance of credit losses.  Additions to credit losses in 2009 were $61,000.  There were no reductions in credit losses due to sales in 2009.

New guidance related to the recognition and presentation of OTTI of debt securities became effective beginning in the second quarter of 2009. Rather than asserting whether a Company has the ability and intent to hold an investment until a market price recovery, a Company must consider whether they intend to sell a security or if it is likely that they would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. The $61,000 in OTTI recognized on investment securities as primarily relates to two non-agency residential mortgage backed securities. Each of these securities holds various levels of credit subordination. These securities are valued by third-party pricing services using matrix or model pricing methodologies and were corroborated by broker indicative bids. We estimate cash flows of the underlying collateral for each security considering credit, interest and prepayment risk models that incorporate management’s estimate of projected key assumptions including prepayment rates, collateral default rates and loss severity.

We review the actual collateral performance of these securities to support our estimation of the projected key assumptions utilized to determine future estimated cash flows. Assumptions utilized vary from security to security, and are influenced by factors such as loan interest rates, geographic location, borrower characteristics and vintage, and historical experience. We then used a third party to obtain information about the structure of each security, including subordination and other credit enhancements, in order to determine how the underlying collateral cash flows will be distributed to each security issued in the structure. These cash flows are then discounted at the interest rate used to recognize interest income on each security. The following presents a summary of the significant inputs utilized to measure management’s estimate of the credit loss component on these non-agency residential mortgage backed securities as of December 31, 2009. For these two securities, we considered a constant repayment rate range between 6.75% and 8.69%, a collateral default rate between 26.31% and 31.51% and a loss severity rate between 39% and 51%.

	2009	2008

(Loss) gain on investment securities, net
Gain on sale of investment securities	$272,845	$153,633
Total other than temporary impairment losses	(501,489)	-
Portion of other than temporary losses
recognized in other comprehensive income	440,269	-

Total (loss) gain on securities, net	$211,625	$153,633

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The amortized cost and fair value of mortgage-backed securities by contractual maturity, at December 31, 2009, are shown below.  Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2009
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	-	-
Due after ten years	11,322,660	9,899,092
	$11,322,660	$9,899,092

Proceeds from the sale of securities were $29.9 million for the period ended December 31, 2009 with gross gains of $401,000 and gross losses of $128,000.  There were no sales of securities in 2008.

Securities with an amortized cost of $2.2 million and $2.0 million and a fair value of $2.1 million and $2.0 million at December 31, 2009 and 2008, respectively, were pledged to secure Washington State Public Funds. Securities with an amortized cost of $693,000 and $2.0 million and a fair value of $626,000 and $2.0 million at December 31, 2009 and 2008, respectively, were pledged as collateral to the FHLB of Seattle.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 5 - Loans

The composition of the loan portfolio, excluding loans held for sale, was as follows:

	December 31,
	2009	2008	Percentage Increase/ (Decrease)
Real estate loans
One- to four-family	$104,460,367	$89,907,581	16.2%
Home equity	50,444,530	54,556,779	(7.5%)
Commercial	72,035,266	48,729,582	47.8%
Construction or development	10,000,289	12,220,170	(18.2%)
	236,940,452	205,414,112	15.3%
Consumer loans
Manufactured homes	21,472,799	22,722,664	(5.5%)
Automobile	6,445,829	10,079,522	(36.1%)
Other	7,499,180	7,871,022	(4.7%)
	35,417,808	40,673,208	(12.9%)

Commercial business loans	17,799,946	17,667,965	0.7%

Total loans	290,158,206	263,755,285	10.0%

Deferred loan origination fees	(334,073)	(42,488)	686.3%
Allowance for loan losses	(3,467,567)	(1,305,950)	165.5%
Total loans, net	$286,356,566	$262,406,847	9.1%

The following is an analysis of the change in the allowance for loan losses:

	Twelve Months Ended December 31,
	2009	2008
Balance, beginning of year	$1,305,950	$827,688
Provision for loan losses	4,275,000	1,110,000
Recoveries	159,089	159,351
Charge-offs	(2,272,472)	(791,089)
Balance, end of year	$3,467,567	$1,305,950

A summary of nonaccrual, impaired and troubled debt restructured loans are as follows:

	December 31,
	2009	2008
Impaired loans with a valuation allowance	$4,125,169	$1,610,455
Valuation allowance related to impaired loans	(1,424,270)	(581,177)
Impaired loans without a valuation allowance	9,019,027	2,996,545
Total impaired loans, net of valuation allowance for impaired loans	$11,719,926	$4,025,823

Total loans past due 90-days or more and still accruing interest	$-	$-
Total non-accrual loans	3,607,000	1,252,000
Average investment in impaired loans	11,385,000	4,041,000
Interest income recognized on impaired loans	-	-
Troubled debt restructured loans	7,424,000	550,000
Troubled debt restructured loans included in impaired loans	$7,424,000	$550,000

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The non-accrual loans at December 31, 2009 consisted of $1.2 million in commercial real estate loans, $1.5 million in one- to four- family mortgage loans, $791,000 in home equity loans, $111,000 in commercial business loans and $17,000 in consumer loans. The Company does not accrue interest on loans past due 90 days or more.  Forgone interest on nonaccrual loans for the year ended December 31, 2009 was $203,000.  At December 31, 2009, there were no commitments to lend additional funds to borrowers whose loans were classified as non-accrual or impaired.

The non-accrual loans at December 31, 2008 consisted of $471,000 in commercial real estate loans, $258,000 in one- to four-family mortgage loans, $340,000 in home equity loans, $59,000 in construction loans, $63,000 in consumer loans and $61,000 in commercial business loans.  The Company does not accrue interest on loans past due 90 days or more.  Forgone interest on nonaccrual loans for the year ended December 31, 2008 was $56,000.  At December 31, 2008, there were no commitments to lend additional funds to borrowers whose loans were classified as non-accrual or impaired.

As a result of new or continuing delinquencies and ongoing credit evaluations during the period subsequent to December 31, 2009, $1.7 million of additional loans were added to nonaccrual status and $2.4 million of additional loans were subject to troubled debt restructurings.

In the ordinary course of business, the Company makes loans to its directors and officers. Certain loans to directors, officers, and employees are offered at discounted rates as compared to other customers as permitted by federal regulations. Employees, officers, and directors are eligible for mortgage loans with an adjustable rate that resets annually to 1% over the rolling cost of funds. Employees and officers are eligible for consumer loans that are 1% below the market loan rate at the time of origination. Loans to directors and officers at December 31, 2009 and 2008 totaled approximately $7.4 million and $5.1 million, respectively. During 2009, loan advances and repayments totaled approximately $2.5 million and $200,000 respectively, on these loans. During 2008, loan advances and repayments totaled approximately $1.3 million and $1.6 million, respectively, on these loans.

At December 31, 2009 and 2008, respectively, loans totaling $3.3 million and $2.4 million represent real estate secured loans that have loan-to-value ratios above supervisory guidelines.

Note 6 – Loan Servicing

The unpaid principal balances of loans serviced for Federal National Mortgage Association (FNMA) at December 31, 2009 and 2008, totaled approximately $510.9 million and $141.5 million, respectively, and are not included in the Company’s financial statements.

A summary of the change in the balance of mortgage servicing assets is as follows:

	2009	2008
Balance, beginning of year	$863,146	$864,946
Servicing assets recognized during the year	893,112	396,934
Amortization of servicing assets	(475,220)	(341,608)
Fair value adjustment	124,618	(57,126)
Purchase of third party servicing portfolio	1,921,642	-

Balance, end of year	$3,327,298	$863,146

On November 30, 2009, the Company acquired a $339 million loan servicing portfolio from Leader Financial Services.  These loans are 100% owned by Fannie Mae and are subserviced under an agreement with a third party loan servicer who performs all servicing including payment processing, reporting and collections.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The key economic assumptions used in determining the fair value of mortgage servicing rights are as follows:

	2009	2008
Prepayment speed (PSA)	287%	381%
Weighted-average life (years)	4.3	3.2
Yield to maturity discount rate	9.0%	9.0%

Note 7 – Premises and Equipment

Premises and equipment are summarized as follows:

	2009	2008
Land	$350,000	$-
Buildings	402,256	-
Leasehold improvements	2,789,511	1,831,776
Furniture and equipment	1,084,001	1,927,094

	4,625,768	3,758,870
Accumulated depreciation and amortization	(1,102,015)	(2,222,128)
	3,523,753	1,536,742
Fixed assets in process	-	8,963
	$3,523,753	$1,545,705

Depreciation and amortization expense for the years ended December 31, 2009 and 2008 amounted to $492,000 and $404,000 respectively.

The Company leases office space in several buildings. Generally, operating leases contain renewal options and provisions requiring the Company to pay property taxes and operating expenses over base period amounts. All rental payments are dependent only upon the lapse of time.

Minimum rental payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Year Ending
December 31,	Amount
2010	$764,704
2011	705,593
2012	713,493
2013	716,042
2014	708,581
Thereafter	2,596,973
$6,205,386

The total rental expense for the years ended December 31, 2009 and 2008 for all facilities leased under operating leases was approximately $759,000 and $627,000, respectively.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 8 - Deposits

A summary of deposit accounts with the corresponding interest expense and weighted average rate are presented below:

	As of December 31, 2009		As of December 31, 2008
	Deposit Balance	Wtd Avg Rate	Deposit Balance	Wtd Avg Rate
Checking (non-interest)	$21,226,575	0.00%	$13,176,999	0.00%
NOW (interest)	28,197,116	0.24%	20,636,576	0.61%
Savings	20,631,757	0.30%	12,521,879	0.75%
Money Market	81,619,985	0.90%	51,744,024	2.92%
CDs	135,888,344	2.77%	124,680,739	4.11%
Total	$287,563,777	1.60%	$222,760,217	3.04%

    Scheduled maturities of time deposits at December 31, 2009 are as follows:

Year Ending
December 31,	Amount

2010	$88,625,292
2011	38,277,230
2012	3,553,621
2013	3,520,645
Thereafter	1,911,556
$135,888,344

    Savings accounts, checking accounts, money market accounts, and individual retirement savings accounts have no contractual maturity. Certificate accounts have maturities of five years or less.

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2009 and 2008 was approximately $67.1 million and $107.9 million, respectively. During 2010, deposits in excess of $250,000 are not federally insured, except for non-interest demand deposits, which are fully insured until June 30, 2010.  After 2013, deposits in excess of $100,000 will not be federally insured, unless the higher levels of insurance in effect through 2013 are extended.

Deposits from related parties held by the Company at December 31, 2009 and December 31, 8, amounted to $1,153,000 and $965,000, respectively.

Note 9 – Borrowings

The Company utilizes a loan agreement with the FHLB of Seattle. The terms of the agreement call for a blanket pledge of a portion of the Company’s mortgage and commercial real estate portfolio based on the outstanding balance. At December 31, 2009, the amount available to borrow under this agreement is approximately 35% of total assets, or up to $118.3 million subject to the availability of eligible collateral. The Company had outstanding borrowings under this arrangement of $20.0 million and $42.2 million at December 31, 2009 and 2008, respectively.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

    Contractual principal repayments are as follows:

Year Ending December 31,	Amount	Weighted Average Rate
(Dollars in thousands)
2010	$10,000	4.33%
2011	10,000	2.20%
	$20,000	3.27%

	2009	2008	2007
	(Dollars in thousands)
Maximum balance
FHLB advances	$41,950	$56,119	$34,519

Average balances
FHLB advances	$28,364	$38,474	$26,511

Weighted average interest rate
FHLB advances	3.29%	3.31%	5.08%

The Company participates in the Federal Reserve Bank’s Borrower-in-Custody program, which gives the Company access to the discount window.  The terms of the program call for a pledge of specific assets.  The Company had unused borrowing capacity of $17.0 million and $0 and no outstanding borrowings under this program at December 31, 2009 and 2008, respectively.

The Company has access to an unsecured line of credit from the Pacific Coast Banker’s Bank.  This line of credit is equal to $2.0 million as of December 31, 2009.  The line has a one-year term and is renewable.  There was no balance on this line of credit as of December 31, 2009 and 2008, respectively.

Note 10 – Earnings (loss) Per Share

Earnings (loss) per share are summarized in the following table:

	Years Ended December 31,
	2009	2008
Net income (loss)	$(613,803)	$261,575

Weighted average number of shares outstanding, basic	2,874,492	2,903,911
Effect of dilutive stock options	-	-
Weighted average number of shares outstanding, diluted	2,874,492	2,903,911
Earnings (loss) per share, basic	$(0.21)	$0.09
Earnings (loss) per share, diluted	$(0.21)	$0.09

For the year ended December 31, 2009, there were no non-dilutive securities included in the calculation for earnings per share.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 11 – Employee Benefits

The Company has a 401(k) pension plan that allows employees to defer a portion of their salary into the 401(k) plan. The Company matches a portion of employees’ salary deferrals. Pension costs are accrued and funded on a current basis. The Company contributed $86,000 and $117,000 to the plan for the years ended December 31, 2009 and 2008, respectively.

The Company also offers a deferred compensation plan for designated senior managers, which provides benefits payable at age 65. Under certain circumstances, benefits are payable to designated beneficiaries.  Contributions to the plan are discretionary, and monies set aside to fund the plan are currently held in certificate of deposit accounts at the Company and at December 31, 2009 and 2008 approximated $146,000 and $161,000, respectively. The Company contributed $0 and $13,000 to the plan for the years ended December 31, 2009 and 2008, respectively.

Effective in 2007, the board of directors adopted a supplemental executive retirement plan (SERP) to provide certain members of senior management with additional retirement income. These payments are subject to a non-compete clause. The SERP is an unfunded, non-contributory defined benefit plan evidenced by an Executive Long Term Compensation Agreement between the recipients and the Company. The SERP is subject to a vesting schedule and payments do not begin until after retirement. The SERP provides for earlier payments in the event of death or disability. In the event of an involuntary termination without cause or a change in control of the Company, the recipients are entitled immediately to the accrued liability under the SERP (with any applicable cutback for payments after a change in control as required by Section 280(G) of the Internal Revenue Code). As of December 31, 2009 and 2009, the accrued liability for the SERP was $397,000 and $264,000, respectively, and are included in other liabilities on the consolidated balance sheet. The expense was $134,000 and $148,000 for the year ended December 31, 2009 and 2008, respectively.

Stock Options and Restricted Stock

In 2008, the board of directors adopted and shareholders approved an Equity Incentive Plan (the “Plan”).  The Plan was approved by shareholders at the special meeting of shareholders held on November 19, 2008.  The plan permits the grant of restricted stock and stock options. Under the Plan 144,455 shares of common stock were approved for stock options and stock appreciation right and 57,782 shares of common stock were approved for restricted stock and restricted stock units.

On January 27, 2009, the Compensation Committee of the Board of Directors of the Company awarded shares of restricted stock and stock options to directors, executive officers and employees of the Company, and its wholly owned subsidiary, Sound Community Bank, pursuant to the Plan. The Company granted 25,998 non-qualified stock options and 82,400 incentive stock options to certain directors and employees.  The Company also granted 52,032 shares of restricted stock to certain directors and employees. During the year ended December 31, 2009, share based compensation expense totaled $120,000.

All of the awards vest in 20 percent annual increments over the next five years. The options are exercisable for a period of 10 years from the date of grant, subject to vesting. Half of the stock options granted to each of the individuals indicated above were at an exercise price of $7.35, which was the fair market value of the Company’s common stock on the grant date. The remaining half of the stock options granted to each of the individuals indicated above were at an exercise price of $8.50, which was $1.15 above the fair market value of the Company’s common stock on the grant date. The vesting date for options and restricted stock is accelerated in the event of the grantee’s death, disability or a change in control of the Company.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Stock Options

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

The fair value of options granted during 2009 was determined using the following weighted-average assumptions as of the grant date.

Annual dividend yield	2.20%
Expected volatility	30.00%
Risk-free interest rate	2.09%
Expected term	7.5 years
Weighted-average grant date fair value per option granted	$2.56

The following is a summary of the Company’s stock option plan awards during the period ended December 31, 2009:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at the beginning of the year	-	$ -
Granted	108,398	7.93
Exercised	-	-
Forfeited or expired	-	7.93
Outstanding at December 31, 2009	108,398	$ 7.93	9.34	$ -
Expected to vest, assuming a 0% forfeiture rate over the vesting term	108,398	$ 7.93	9.34	$ -

There were no exercisable stock options as of December 31, 2009. The aggregate intrinsic value of the stock options as of December 31, 2009 was $0.

As of December 31, 2009, there was $227,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized over the remaining weighted-average vesting period of 4.09 years.  No options were exercisable at December 30, 2009.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Restricted Stock Awards

The fair value of the restricted stock awards is equal to the fair value of the Company’s stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. Shares awarded as restricted stock vest ratably over a five-year period beginning at the grant date with 20% vesting on the anniversary date of each grant date. In November 2008, the Board of Directors authorized management to repurchase up to 57,782 shares of the Company’s outstanding stock over a twelve-month period in order to fund the restricted stock awards made under the Plan. As of December 31, 2009, 45,800 shares have been repurchased under the Plan.

The following is a summary of the Company’s nonvested restricted stock awards for the year ended December 31, 2009:

Nonvested Shares	Shares	Weighted- Average Grant- Date Fair Value	Aggregate Intrinsic Value

Nonvested at January 1, 2009	-	-
Granted	52,032	$7.35
Vested	-	-
Forfeited	-	-
Nonvested at December 31, 2009	52,032	$7.35	$4.40
			-
Expected to vest assuming a 0% forfeiture rate over the vesting term	52,032	$7.35	$4.40

            The aggregate intrinsic value of the restricted stock options as of December 31, 2009 was $229,000.

As of December 31, 2009, there was $313,000 of unrecognized compensation cost related to non-vested restricted stock granted under Plan.  The cost is expected to be recognized over the weighted-average vesting period of 4.09 years.

Employee Stock Ownership Plan

In January 2008, the ESOP borrowed $1,155,600 from the Company to purchase common stock of the Company. The loan is being repaid principally from the Company’s contributions to the ESOP over a period of ten years. The interest rate on the loan is fixed at 4.0% per annum.  As of December 31, 2009, the remaining balance of the ESOP loan was $962,000.  Neither the loan nor the related interest is reflected on the consolidated financial statements.

At December 31, 2009, the ESOP was committed to release 11,556 shares of the Company’s common stock to participants and held 92,448 unallocated shares remaining to be released in future years.  The fair value of the 92,448 restricted shares held by the ESOP trust was $407,000 at December 31, 2009.  ESOP compensation expense included in salaries and benefits was $72,000 for the year ended December 31, 2009.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 12 – Income Taxes

The provision (benefit) for income taxes are as follows:

	2009	2008
Current	$256,373	$331,095
Deferred	(721,000)	(286,000)
Total tax expense	$(464,627)	$45,095

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

Provision at statutory rate	$(366,666)	$104,268
Tax-exempt income	(111,265)	(71,156)
Other	13,304	11,983
	$(464,627)	$45,095

Federal Statutory Rate	34.0%	34.0%
Tax exempt income	(10.3)%	(23.2)%
Other	(1.2)%	3.9%
Effective income tax rate	22.5%	14.7%

Significant components of the Company’s deferred tax assets are as follows:

Deferred tax assets
Deferred compensation & supplemental retirement	$137,000	$144,000
Other, net	6,000	19,000
Unrealized loss on securities	525,000	408,000
Charitable contributions	50,000	58,000
Non-accrual interest	55,000	19,000
Equity based compensation	28,000	-
Allowance for loan losses	810,000	115,000
Total deferred tax assets	1,611,000	763,000
Deferred tax liabilities
Prepaid expenses	(41,000)	36,000
Deferred loan fee income	(34,000)	54,000
FHLB stock dividends	(142,000)	142,000
Depreciation	(62,000)	70,000
Intangible assets	(64,000)	-
Deferred loan costs	(168,000)	199,000
Total deferred tax liabilities	(511,000)	501,000
Net deferred tax asset (liability)	$1,100,000	$262,000

The Company adopted the provisions of FASB ASC Topic 740 on January 1, 2007 related to uncertain tax positions.  As of December 31, 2009, we had no unrecognized tax benefits.  The Company recognizes interest accrued and penalties related to unrecognized tax benefits in “Provision (benefit) for income taxes” in the consolidated statements of operations.  During the years ended December 31, 2009 and 2008, the Company recognized no interest and penalties.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The Company or its subsidiary files an income tax return in the U.S. federal jurisdiction, and various states.  With few exceptions, the Company is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2006.

Note 13 – Minimum Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company to meet specific capital adequacy guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined) and Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 2009 and 2008, the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2009, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Company’s category.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The Company’s actual capital amounts (in thousands) and ratios as of December 31, 2009 and 2008 are presented in the following table:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2009
Total Capital to Risk-Weighted Assets	$ 27,996	11.7%	$ 19,189	>	8.0%	$ 23,986	>	10.0%
Tier I Capital to Risk-Weighted Assets	$ 24,998	10.4%	$ 9,594	>	4.0%	$ 14,391	>	6.0%
Tier I Capital to Average Assets	$ 24,998	7.4%	$ 13,563	>	4.0%	$ 16,954	>	5.0%

As of December 31, 2008
Total Capital to Risk-Weighted Assets	$ 25,686	12.40%	$ 16,569	>	8.0%	$ 20,712	>	10.0%
Tier I Capital to Risk-Weighted Assets	$ 24,393	11.77%	$ 8,285	>	4.0%	$ 12,427	>	6.0%
Tier I Capital to Average Assets	$ 24,393	8.31%	$ 11,740	>	4.0%	$ 14,675	>	5.0%
________________________
(1)	Based on total adjusted assets of $339.1 million.
(2)	Based on risk-weighted assets of $239.9 million.
(3)	The Tier 1 risk-based capital requirement for a well-capitalized institution is 6% of risk-weighted assets. See “How We Are Regulated - Regulatory Capital Requirements.”

Regulatory capital levels reported above differ from the Company’s total capital, computed in accordance with accounting principles generally accepted in the United States (GAAP) as follows (in thousands):

	2009	2008

Equity	$24,058	$23,600
Accumulated other comprehensive
(income) loss	940	793

Total Tier 1 capital	$24,998	$24,393

Allowance for loan and lease losses	$2,998	$1,306
Unrealized gain on AFS securities	-	-

Total capital	$27,996	$25,686

The Company declared a dividend of $0.02 per common share on February 9, 2010. The dividend will be paid on February 25, 2010 to shareholders of record on February 19, 2010.

Note 14 – Fair Value Measurements

The following table presents the balances of assets measured at fair value on a recurring basis at December 31, 2009:

	Fair Value at December 31, 2009
Description	Total	Level 1	Level 2	Level 3
Mortgage Servicing Rights, at fair value	$2,017,489	$-	$-	$2,017,489
AFS Securities	9,899,092	-	9,899,092	-
	$11,916,581	$-	$9,899,092	$2,017,489

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table presents the balances of assets measured at fair value on a recurring basis at December 31, 2008:

	Fair Value at December 31, 2008
Description	Total	Level 1	Level 2	Level 3
AFS Securities	$8,929,798	$-	$5,676,787	$3,253,011

A description of the valuation methodologies used for recurring fair value measurements is as follows:

AFS Securities – AFS securities are recorded at fair value based on quoted market prices, if available. If quoted market prices are not available, management utilizes third-party pricing services or broker quotations from dealers in the specific instruments or based on discounted cash flow models. Level 1 securities include those traded on an active exchange, as well as U.S. government and its agencies securities. Level 2 securities include agency and non-agency mortgage-backed securities.

Mortgage Servicing Rights - The fair value of purchased mortgage servicing rights is estimated using a discounted cash flow model based on market information from a third party. These assets are classified as Level 3.  At December 31, 2009, certain mortgage servicing rights are carried at fair value.

The following table presents activity for recurring fair value measurements for assets that were measured using Level 3 fair value inputs during 2009:

	Level 3 at December 31, 2008	Change included in earnings	Purchases, issuances and settlements	Net Change in Unrealized Losses	Net Transfers in (out) of Level 3	Level 3 at December 31, 2009
Non-Agency Mortgage Backed Securities	$3,253,011	$34,175	$(322,275)	$(499,451)	$(2,465,460)	$-
Mortgage Servicing Rights, fair value	$-	$124,618	$1,892,871	$-	$-	$2,017,489

For the twelve months ended December 31, 2009 there were no transfers from Level 2 to Level 3. There were $2.5 million in transfers from Level 3 to Level 2 during the twelve months ended December 31, 2009.  The transfers occurred as a result of the Company’s ability to obtain quoted prices for similar assets or liabilities in markets that are not active for all of the securities previously reported as Level 3.

The following tables present the balance of assets measured at fair value on a nonrecurring basis at December 31, 2009 and 2008, and the total losses resulting from these fair value adjustments for the years ended December 31, 2009 and 2008:

		Fair Value at December 31, 2009			Twelve Months Ended December 31, 2009
Description	Total	Level 1	Level 2	Level 3	Total Losses
Loans Held for Sale	$2,857,700	-	$2,857,700	$-	$-
Mortgage Servicing Rights, at cost	1,309,809	-	-	1,309,809	38,677
OREO and Repossessed Assets	1,383,638	-	-	1,383,638	627,089
Impaired Loans	11,719,926	-	-	11,719,926	1,424,270
Total	$17,271,073	-	$2,857,700	$14,413,373	$2,090,036

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

		Fair Value at December 31, 2008			Twelve Months Ended December 31, 2008
Description	Total	Level 1	Level 2	Level 3	Total Losses
Loans Held for Sale	$955,595	-	$-	$955,595	$-
Mortgage Servicing Rights, at cost	863,146	-	863,146	-	57,126
OREO and Repossessed Assets	1,724,567	-	-	1,724,567	33,500
Impaired Loans	5,584,551	-	-	5,584,551	581,177
Total	$9,127,859	-	$863,146	$8,264,713	$671,803

Loans Held for Sale - Residential mortgage loans held for sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. These loans are classified as Level 2 and are measured on a nonrecurring basis.  At December 31, 2009, loans held for sale were carried at cost.

Mortgage Servicing Rights - Originated mortgage servicing rights are recorded at the lower of cost or fair value by tranche. The fair value of purchased mortgage servicing rights is estimated using a discounted cash flow model based on market information from a third party. These assets are classified as Level 3.

OREO and Repossessed Assets - OREO and repossessed assets consist principally of properties acquired through foreclosure and are carried at the lower of cost or estimated market value less selling costs.  Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell.  These assets are classified as level 3.

Impaired Loans – Impaired loans are calculated using the collateral value method. Inputs include appraised value, estimates of certain completion, closing and selling costs.  These assets are classified as level 3.

The Company has written-down impaired loans by $1.4 million as of December 31, 2009.  At the applicable foreclosure or repossession date, OREO and other repossessed assets are recorded at the fair value of the collateral less applicable selling costs.  The carrying value of OREO and other repossessed assets are regularly evaluated and, if necessary, an allowance is established to reduce the carrying value to net realizable value.  Loss on the sale of OREO and repossessed assets totaled $627,000 as of December 31, 2009, reflecting further decreases in collateral values compared to the foreclosure or repossession date.

There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at December 31, 2009.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The carrying amounts and estimated fair values of the Company’s financial instruments is summarized as follows:

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$15,678,766	$15,678,766	$5,607,800	$5,607,800
AFS Securities	9,899,092	9,899,092	8,929,798	8,929,798
FHLB stock	2,444,000	2,444,000	2,444,000	2,444,000
Loans held for sale	2,857,700	2,857,700	955,595	955,595
Loans, net	286,356,566	286,430,669	262,406,847	262,211,517
Accrued interest receivable	1,305,590	1,305,590	1,219,645	1,219,645
Bank-owned life insurance	6,462,892	6,462,892	6,195,055	6,195,055
Mortgage servicing rights, fair value	2,017,489	2,017,489	-	-
Mortgage servicing rights, at cost	1,309,809	1,360,417	863,146	863,146
Financial liabilities:
Demand deposits	$151,675,433	$151,675,434	$98,079,478	$98,079,478
Time deposits	135,888,344	137,833,241	124,680,739	123,280,368
Borrowings	20,000,000	19,735,005	42,219,355	41,909,153
Accrued interest payable	166,043	166,043	259,757	259,757
Advance payments from borrowers
for taxes and insurance	339,566	339,566	330,319	330,319

Cash and cash equivalents, accrued interest receivable and payable, and advance payments from borrowers for taxes and insurance - The estimated fair value is equal to the carrying amount.

AFS Securities – AFS securities are recorded at fair value based on quoted market prices, if available. If quoted market prices are not available, management utilizes third-party pricing services or broker quotations from dealers in the specific instruments or based on discounted cash flow models. Level 2 securities include agency and non-agency mortgage-backed securities.

FHLB stock - The estimated fair value is equal to the par value of the stock.

Loans - The estimated fair value for all fixed rate loans is determined by discounting the estimated cash flows using the current rate at which similar loans would be made to borrowers with similar credit ratings and maturities. The estimated fair value for variable rate loans is the carrying amount. The fair value for all loans also takes into account projected credit losses as a part of the estimate.

Loans Held for Sale - Residential mortgage loans held for sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. These loans are classified as Level 2 and are measured on a nonrecurring basis.

Bank-owned Life Insurance - The estimated fair value is equal to the outstanding book value of policies.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

    Mortgage Servicing Rights – Originated mortgage servicing rights are recorded at the lower of cost or fair value by tranche. The fair value of purchased mortgage servicing rights is estimated using a discounted cash flow model based on market information from a third party. These assets are classified as Level 3.  At December 31, 2009, acquired mortgage servicing rights are carried at fair value and originated mortgage servicing rights are carried at amortized cost.

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

Note 15 – Concentrations of Credit Risk

Most of the Company’s business activity is with customers located in the state of Washington. A substantial portion of the loan portfolio is represented by 1-4 family mortgage loans throughout western Washington. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the area. Loans to one borrower are limited by federal banking regulations to 15% of the Company’s equity, excluding accumulated other comprehensive income (loss).

Note 16 – Commitments and Contingent Liabilities

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally represent a commitment to extend credit in the form of loans. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statement of financial condition.

The Company’s exposure to credit loss, in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, is represented by the contractual notional amount of those instruments.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.

Financial instruments whose contract amount represents credit risk were as follows:

	2009	2008
Unused home equity lines of credit	$21,130,713	$22,959,662
Unused personal line of credit	2,676,506	2,856,705
Unused business line of credit	4,701,602	6,312,060
Undisbursed portion of loans closed	4,455,096	1,811,247
Irrevocable letters of credit	264,900	2,283,450
Residential mortgage commitments	1,932,500	5,608,700
	$35,161,317	$41,831,824

At December 31, 2009, fixed rate loan commitments totaled $1.9 million and had a weighted average interest rate of 4.67%. At December 31, 2008, fixed rate loan commitments totaled $3.2 million and had a weighted average interest rate of 4.80%.

Commitments for credit may expire without being drawn upon. Therefore, the total commitment amount does not necessarily represent future cash requirements of the Company. These commitments are not reflected in the financial statements.

In the ordinary course of business, the Company sells loans without recourse that may have to be subsequently repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults, and fraud.  When a loan sold to an investor without recourse fails to perform, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are not defects, the Company has no commitment to repurchase the loan. As of December 31, 2009 and 2008, the maximum amount of these guarantees totaled $181.4 million and $141.5 million, respectively. These amounts represent the unpaid principal balances of the Company’s loans serviced for others’ portfolios. The Company has recorded no reserve to cover loss exposure related to these guarantees.  No loans were repurchased for the years ended December 31, 2009 and 2008.

The Company pays certain medical, dental, prescription, and vision claims for its employees, on a self-insured basis. The Company has purchased stop-loss insurance to cover claims that exceed stated limits and has recorded estimated reserves for the ultimate costs for both reported claims and claims incurred but not reported, which are not considered significant at December 31, 2009 and 2008.

At various times, the Company may be the defendant in various legal proceedings arising in connection with its business. It is the opinion of management that the financial position and the results of operations of the Company will not be materially adversely affected by the outcome of these legal proceedings and that adequate provision has been made in the accompanying consolidated financial statements.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 17 - Legal Proceedings

In November 2007, Visa Inc. (“Visa”) announced that it had reached a settlement with American Express and Discover Card related to antitrust lawsuits. The Company and other Visa member banks were obligated to fund the settlement and share in losses resulting from this litigation.  The Company is not a party to the Visa litigation and its liability arises solely from the Company’s membership interest in Visa, Inc.

In the first quarter of 2008, Visa completed an initial public offering and the Company received $154,000 as part of a subsequent mandatory partial redemption of our Visa Class B shares.  Using the proceeds from this offering, Visa established a $3.0 billion escrow account to cover settlements, the resolution of pending litigation and related claims (“covered litigation”).

As of December 31, 2009, the Company owned 5,699 shares of Class B common stock.  These shares are restricted and may not be transferred until the later of (i) three years from the date of the initial public offering or (ii) the period of time necessary to resolve the covered litigation.  A conversion ratio of 0.71429 was initially established for the conversion rate of Class B shares into Class A shares.  If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio.  If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.  In December 2008, Visa deposited additional funds into the escrow account to satisfy a settlement with Discover Card related to and antitrust lawsuit.  In July 2009, Visa deposited additional funds into the litigation escrow account to provide additional reserves to cover potential losses related to the two remaining litigation cases.  This deposit reduced the conversion ratio applicable to Class B shares outstanding from 0.71429 to 0.5824 per Class A share.

As of December 31, 2009, the value of the Class A shares was $87.46 per share.  Using the new conversion ratio, the value of unredeemed Class A equivalent shares owned by the Company was $290,000, and has not been reflected in the accompanying financial statements.

In the normal course of business, the Company occasionally becomes involved in various legal proceedings.  In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Note 18 – Acquisition of 1st Security Bank of Washington Branches

On August 29, 2009, the Company completed its acquisition of two branches of 1st Security Bank of Washington (“1st Security”), located at 2941 South 38th Street, Tacoma, Washington and 1405 E. Front Street, Port Angeles, Washington.  These branch acquisitions were completed under two Purchase and Assumption Agreements between the Company and 1st Security.  In this branch acquisition, the Company purchased the deposit-related loans and certain personal property and records at the former 1st Security branches and the building and real estate at the Port Angeles branch.  These assets were acquired in exchange for Sound’s assumption of the deposits at the two branches and the lease at the Tacoma branch, as well as the payment of a deposit premium of 2.25% on the Tacoma deposits and 2.5% on the Port Angeles deposits (or an aggregate deposit premium of $801,000).

The Company moved the operations of its Lakewood Towne Center branch to its new Tacoma branch on October 16, 2009, and the operations of the acquired Port Angeles facility to the Company’s new branch location at 110 North Alder Street in Port Angeles.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The acquisition was accounted for under the purchase method of accounting in accordance with FASB ASC Topic 805, Business Combinations.  The assets acquired and liabilities assumed were recorded at fair value.  Fair values are preliminary and are subject to refinements for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available.  As of December 31, 2009, the fair values for acquired assets and liabilities remained open.  A “bargain purchase gain” totaling approximately $227,000 resulted from the acquisition and is included as a component of noninterest income on the consolidated statement of operations.  The amount of gain is equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed.  The estimated fair value of the assets purchased and liabilities assumed are presented in the following table:

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

The core deposit intangible asset represents the value ascribed to the long-term deposit relationships acquired.  This intangible asset is being amortized on a straight-line basis over a weighted average estimated useful life of 9.5 years.  The core deposit intangible asset is not estimated to have a significant residual value.  There is a negative CD premium of $132,000, or -0.79% of book value.  The value is a result of the current all-in cost of the CD portfolio being well above the cost of similar funding.

The following table represents unaudited pro forma results of operations for the year ended December 31, 2009 and 2008, as if the acquisition of the 1st Security branches had occurred at the beginning of the earliest period presented.  The pro forma results have been prepared for comparative purposes only by estimating net interest income, non-interest income and non-interest expense for the nine month periods as if the acquisition had occurred at the earliest period presented and are not necessarily indicative of the results that would have been obtained had the acquisitions actually occurred at the beginning of the earliest period presented.  Management of the Bank anticipates that cost savings and operational synergies not currently reflected will be realized when the operations of 1st Security Bank of Washington are fully integrated in 2009.  Acquisition related expenses of approximately $132,000 were expensed in the current period.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2009	2008
Net interest income	$12,937,000	$10,049,000
Provision for loan losses	4,275,000	1,110,000
Non-interest income	3,489,000	2,355,000
Non-interest expense	12,903,000	10,724,000
Income (loss)before income taxes (benefit)	(752,000)	570,000

Provision (benefit) for income taxes	(354,000)	135,000
Net Income	$(398,000)	$435,000

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

The revenue and earnings since the acquisition date (August 29, 2009) included in the consolidated financial statements as of and for the period ended December 31, 2009, are not considered significant.

Item 9.            Changes In and Disagreements With Accountants on Accounting and Financial  Disclosure.

None.

Item 9A(T).     Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2009, was carried out under the supervision and with the participation of the our Chief Executive Officer, Principal Financial Officer and several other members of our senior management team within the 90-day period preceding the filing of this annual report.  Our Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

(b)  Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The annual report of management on the effectiveness of internal control over financial reporting is set forth below.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, we concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

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

(c)  Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended December 31, 2009, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.       Other Information

None.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance

Directors

Information concerning the Company’s directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2010, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

Information concerning the executive officers of the Company and the Bank is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2010, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Audit Committee Matters and Audit Committee Financial Expert

The Board of Directors of the Company has a standing Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of that committee are Directors McMullen (chair), Haddad, Carney and Jones, all of whom are considered independent under Nasdaq listing standards.  The Board of Directors has determined that Ms. Jones is an “audit committee financial expert” as defined in applicable SEC rules.  Additional information concerning the Audit Committee is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2010, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

On November 17, 20, 23 and 24, 2009, Senior Vice President Scott V. Boyer purchased shares of the Company’s stock.  Due to an administrative error, Form 4’s were not filed within two business days of these purchases.  A Form 5 was filed for Mr. Boyer on January 20, 2010 to report these purchases.  To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except for the late filings regarding Mr. Boyer.

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

Item 11.        Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2010, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2010, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Equity Compensation Plan Information.  The following table sets forth information as of December 31, 2009, with respect to compensation plans under which shares of common stock were issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan

Equity Incentive Plan approved by Security Holders	108,398	$7.925	41,807(1)

Equity Incentive Plan Not Approved by Security Holders	---	---	---

(1)	Consists of stock options and stock appreciation rights covering up to 36,057 shares of common stock and restricted stock and restricted stock units covering up to 5,750 shares of common stock.

Item 13.       Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions, our independent directors and our audit and nominating committee charters is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2010, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14.       Principal Accounting Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2010, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

Item 15.       Exhibits and Financial Statement Schedules

(a)(1) List of Financial Statements

The following are contained in Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2009 and 2008

Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2009, and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements

(a)(2) List of Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3) List of Exhibits:
Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
3.1	Charter	*
3.2	Bylaws	**
4	Instruments defining the rights of security holders, including indentures: Form of Sound Financial, Inc. Common Stock Certificate	**

9	Voting Trust Agreement	None
10.1	Employment Agreement with Laura Lee Stewart	*
10.2	Executive Long Term Compensation Agreement with Laura Lee Stewart	*
10.3	Executive Long Term Compensation Agreement with Patricia Floyd	*
10.4	Sound Incentive Compensation Achievement Plan	*
10.5	Summary of Annual Bonus Plan	*
10.6	Summary of Quarterly Bonus Plan	*
10.7	Director Fee Arrangements for 2009	10.7
10.8	Sound Financial, Inc. 2008 Equity Incentive Plan	++
10.9	Form of Incentive Stock Option Agreement under the 2008 Equity Incentive Plan	+
10.10	Form of Non-Qualified Stock Option Agreement under the 2008 Equity Incentive Plan	+
10.11	Form of Restricted Stock Agreement under the 2008 Equity Incentive Plan	+
10.12	Purchase and Assumption Agreement dated April 24, 2009, between Sound Community Bank and 1st Security Bank of Washington (Port Angeles Office)	+++
10.13	Purchase and Assumption Agreement dated June 23, 2009, between Sound Community Bank and 1st Security Bank of Washington (Tacoma Office)	+++
10.14	Employment Agreement with Scott Boyer dated November 1, 2009	++++
10.15	Employment Agreement with Marlene Price dated November 1, 2009	++++
10.16	Employment Agreement with Matthew Moran dated November 1, 2009	++++
10.17	Employment Agreement with Matthew Deines dated November 1, 2009	++++
11	Statement re computation of per share earnings	None
14	Code of Business Conduct and Ethics	***
16	Letter re change in certifying accountant	None
18	Letter re change in accounting principles	None
21	Subsidiaries of the registrant	*
22	Published report regarding matters submitted to vote of security holders	None
23	Consents of Independent Registered Public Accounting Firm - Moss Adams LLP	23
24	Power of Attorney	None
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2
32	Section 1350 Certification	32
*
Filed as an exhibit to the Company’s Form SB-2 registration statement filed on September 20, 2007 (File No. 333-146196) pursuant to Section 5 of the Securities Act of 1933 and incorporated herein by reference in accordance with Item 601 of Regulation S-K.

**
Filed as an exhibit to Pre-Effective Amendment No. 1 to the Company’s Form SB-2 registration statement filed on November 2, 2007 (File No. 333-146196) pursuant to Section 5 of the Securities Act of 1933 and incorporated herein by reference in accordance with Item 601 of Regulation S-K.

***	Filed as an exhibit to the Company’s Form 10-K filed on March 31, 2008 and incorporated herein by reference in accordance with Item 601 of Regulation S-K.
+	Filed as an Exhibit to the Company’s Form 8-K filed on January 29, 2009 and incorporated herein by reference.
++	Filed as an exhibit to the Company’s Form 10-K filed on March 31, 2009 and incorporated herein by reference.
+++	Filed as an exhibit to the Company’s Form 8-K filed on June 29, 2009 and incorporated herein by reference.
++++	Filed a an exhibit to the Company’s Form 8-K filed on November 5, 2009 and incorporated herein by reference.
(b)  Exhibits - Included, see list in (a)(3).

(c)  Financial Statements Schedules - None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Sound Financial, Inc.

Date: March 31, 2010	By:	/s/ Laura Lee Stewart
Laura Lee Stewart, President and Chief Executive Officer
Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Laura Lee Stewart	/s/ Tyler K. Myers
Laura Lee Stewart, President and Director	Tyler K. Myers, Chairman of the Board
(Principal Executive Officer)

Date: March 31, 2010	Date: March 31, 2010

/s/ David S. Haddad, Jr.	/s/ Robert F. Carney
David S. Haddad, Jr., Director	Robert F. Carney, Director

Date: March 31, 2010	Date: March 31, 2010

/s/ Debra Jones	/s/ Milton L. McMullen
Debra Jones, Director	Milton L. McMullen, Director

Date: March 31, 2010	Date: March 31, 2010

/s/ Rogelio Riojas	/s/ James E. Sweeney
Rogelio Riojas, Director	James E. Sweeney, Director

Date: March 31, 2010	Date: March 31, 2010

/s/ Matthew P. Deines
Matthew P. Deines, Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 31, 2010

INDEX TO EXHIBITS

Number	Description

10.7	Director Fee Arrangements for 2010

23	Consent of Independent Registered Public Accounting Firm - Moss Adams LLP

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification