Form 10-Q
period 2010-03-31
Sound Financial, Inc.
filed 2010-05-17
CIK 1410087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
(Do not check if smaller reporting company)

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [   ]    NO [ X ]

    Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date:

    As of May 17, 2010, there were issued and outstanding 3,000,095 shares of the registrant’s common stock.

SOUND FINANCIAL, INC.
FORM 10-Q

PART I     FINANCIAL INFORMATION

Item 1       Financial Statements

SOUND FINANCIAL, INC AND SUBSIDIARY
Consolidated Balance Sheets
(unaudited)
	MARCH 31,	DECEMBER 31,
	2010	2009
ASSETS
Cash and cash equivalents	$5,657,989	$15,678,766
Securities available-for-sale (AFS), at fair value	12,383,294	9,899,092
Federal Home Loan Bank (FHLB) stock, at cost	2,444,000	2,444,000
Loans held for sale	2,332,901	2,857,700
Loans	297,347,144	289,824,133
Less allowance for loan losses	(4,023,681)	(3,467,567)
Total loans, net	293,323,463	286,356,566

Accrued interest receivable	1,337,179	1,305,590
Premises and equipment, net	3,421,615	3,523,753
Bank-owned life insurance	6,528,892	6,462,892
Mortgage servicing rights, at fair value	3,613,924	2,017,489
Mortgage servicing rights, at cost	-	1,309,809
Other real estate owned and repossessed assets	1,904,056	1,383,638
Other assets	4,853,759	4,566,464
Total assets	$337,801,072	$337,805,759

LIABILITIES
Deposits
Interest-bearing	$262,873,142	$266,337,202
Noninterest-bearing demand	25,058,232	21,226,575
Total deposits	287,931,374	287,563,777
Borrowings	20,000,000	20,000,000
Accrued interest payable	138,247	166,043
Other liabilities	3,891,309	4,668,216
Advance payments from borrowers for taxes and insurance	572,279	339,566
Total liabilities	312,533,209	312,737,602
COMMITMENTS AND CONTINGENCIES (NOTE 4)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized	-	-
Common stock, $0.01 par value, 24,000,000 shares authorized, 3,000,095 issued and 2,954,295 outstanding as of March 31, 2010 and December 31, 2009	30,001	30,001
Additional paid-in capital	11,720,641	11,687,641
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(924,480)	(924,480)
Retained earnings	15,270,422	15,214,549
Accumulated other comprehensive loss, net of tax	(828,721)	(939,554)
Total stockholders’ equity	25,267,863	25,068,157
Total liabilities and stock holders’ equity	$337,801,072	$337,805,759

                                  See notes to consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)
	THREE MONTHS ENDED
	MARCH 31,
	2010	2009
INTEREST INCOME
Loans, including fees	$4,592,243	$4,354,335
Interest and dividends on investments, cash and cash equivalents	177,312	183,267

Total interest income	4,769,555	4,537,602

INTEREST EXPENSE
Deposits	1,019,512	1,655,966
Other interest expense	148,331	251,707

Total interest expense	1,167,843	1,907,673

NET INTEREST INCOME	3,601,712	2,629,929
PROVISION FOR LOAN LOSSES	1,425,000	450,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,176,712	2,179,929

NONINTEREST INCOME
Service charges and fee income	528,528	513,356
Earnings on cash surrender value of bank owned life insurance	66,000	66,000
Mortgage servicing income	164,902	174,918
Fair value adjustment on mortgage servicing rights	285,003	-
Gain on sale of securities	75,018	-
Loss on sale of assets	(48,006)	(192,864)
Gain on sale of loans	64,204	23,984

Total noninterest income	1,135,649	585,394

NONINTEREST EXPENSE
Salaries and benefits	1,616,898	1,397,815
Operations	833,588	765,311
Regulatory assessments	230,537	61,619
Occupancy	381,187	270,176
Data processing	200,148	188,773

Total noninterest expense	3,262,358	2,683,694

INCOME BEFORE PROVISION (BENEFIT)
FOR INCOME TAXES	50,003	81,629
PROVISION (BENEFIT) FOR INCOME TAXES	(7,083)	6,650

NET INCOME	$57,086	$74,979

BASIC EARNINGS PER SHARE	$0.02	$0.03
DILUTED EARNINGS PER SHARE	$0.02	$0.03

                          See notes to consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders’ Equity
for the Three Months Ended March 31, 2010 (unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
BALANCE, December 31, 2009	2,954,295	$30,001	$11,687,641	$(924,480)	$15,214,549	$(939,554)	$25,068,157

Adoption of fair value option on mortgage servicing rights, net of tax of $13,150					25,527		25,527

Other comprehensive income:

Net income		-	-	-	57,086	-	57,086

Net gain in fair value of investments available for sale, net of tax expense of $57,096						110,834	110,834

Total comprehensive income							167,920

Cash dividend declared and paid ($0.02 per share)					(26,741)		(26,741)

Compensation related to stock options and restricted stock			33,000				33,000

BALANCE, March 31, 2010	2,954,295	$30,001	$11,720,641	$(924,480)	$15,270,422	$(828,721)	$25,267,863

See notes to consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$57,086	$74,979
Adjustments to reconcile net income (loss) to net cash from operating activities
Accretion of net premium on investments	(198,744)	(33,627)
Gain on sale of securities	75,018	-
Provision for loan losses	1,425,000	450,000
Depreciation and amortization	166,492	113,421
Compensation expense related to stock options and restricted stock	33,000	30,000
Fair value gain on mortgage servicing rights	(285,003)	-
Additions to mortgage servicing rights	(99,135)	(211,609)
Amortization of mortgage servicing rights	136,189	132,533
Increase in cash surrender value of bank owned life insurance	(66,000)	(66,000)
Proceeds from sale of loans	9,942,908	21,931,544
Originations of loans held for sale	(9,353,905)	(25,175,465)
Loss on sale of other real estate owned and repossessed assets	48,804	25,716
Gain on sale of loans	(64,204)	(23,984)
(Decrease) increase in operating assets and liabilities
Accrued interest receivable	(31,589)	(135,512)
Other assets	(479,986)	875,115
Accrued interest payable	(27,796)	(7,743)
Other liabilities	(776,907)	397,540

Net cash from operating activities	501,228	(1,623,092)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and sales of available for sale investments	3,761,671	377,585
Purchase of available for sale investments	(5,831,773)	(4,936,851)
Net increase in loans	(9,038,538)	(2,643,270)
Improvements to OREO and other repossessed assets	-	(15,345)
Proceeds from sale of OREO and other repossessed assets	77,420	197,532
Purchases of premises and equipment	(64,354)	(424,556)

Net cash from investing activities	(11,095,574)	(7,444,905)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits, net of acquired deposits	367,597	27,057,585
Proceeds from borrowings	17,100,000	-
Repayment of borrowings	(17,100,000)	(17,219,355)
Repurchase of common stock	-	(144,556)
Cash dividends paid	(26,741)	(53,065)
Net change in advances from borrowers for taxes and insurance	232,713	238,342

Net cash from financing activities	573,569	9,878,951

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,020,777)	810,954

CASH AND CASH EQUIVALENTS, beginning of period	15,678,766	5,607,800

CASH AND CASH EQUIVALENTS, end of period	$5,657,989	$6,418,754

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$160,000	$-
Interest paid on deposits and borrowings	$1,196,147	$1,915,416
Net transfer of loans to other real estate owned	$646,642	$629,283

See notes to consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement (unaudited)

Note 1 – Basis of Presentation

The accompanying financial information is unaudited and has been prepared from the consolidated financial statements of Sound Financial, Inc. (“we,” “us,” “our,” “Sound Financial,” or the “Company”) and its wholly owned subsidiary, Sound Community Bank (the “Bank”).  These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles (“GAAP”) for a complete presentation of the Company's financial condition and results of operations.  In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP, have been included.  The results for the interim periods are not necessarily indicative of results for a full year.  For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2009, included in the Company's Annual Report on Form 10-K.

Certain amounts in the prior quarters’ financial statements have been reclassified to conform to the current presentation.  These classifications do not have an impact on previously reported net income (loss), retained earnings or earnings (loss) per share.

Note 2 – Accounting Pronouncements Recently Issued or Adopted

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. This ASU codifies the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the FASB Accounting Standards Codification™ (the “Codification” or “ASC”) provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.  ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Company does not expect this ASU to have an impact on our consolidated financial statements.

In April, 2010, the FASB issued ASU No. 2010-13, Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. The ASU codifies the consensus reached in EITF Issue No. 09-J. The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. As the Company’s current share-based payment awards are equity awards

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)

(exercise price is denominated in dollars in the U.S. where the Company’s stock is traded), this ASU does not have an impact on our consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in this ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. generally accepted accounting principles. The FASB believes these amendments remove potential conflicts with the SEC’s literature. All of the amendments in the ASU were effective upon issuance.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires: (1) disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurement categories and the reasons for the transfers; and (2) separate presentation of purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures set forth in the Codification Subtopic 820-10: (1) For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning January 1, 2011, and for interim periods within those fiscal years. As ASU 2010-06 is disclosure-related only, our adoption of this ASU in the first quarter of 2010 did not impact our consolidated financial statements.

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

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)

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

Valuation Methodologies

A description of the valuation methodologies used for certain financial assets and financial liabilities measured at fair value is as follows:

Mortgage Servicing Rights - The fair value of purchased mortgage servicing rights is estimated using a discounted cash flow model based on market information from a third party. These assets are classified as Level 3.  At March 31, 2010, mortgage servicing rights are carried at fair value.

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

Loans Held for Sale - Residential mortgage loans held for sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. These loans are classified as Level 2 and are measured on a nonrecurring basis.  At March 31, 2010, loans held for sale were carried at cost.

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

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)

The following table presents the balances of assets measured at fair value on a recurring basis at March 31, 2010:

	Fair Value at March 31, 2010
Description	Total	Level 1	Level 2	Level 3

Mortgage Servicing Rights	$3,613,924	$-	$-	$3,613,924
Agency mortgage-backed securities	7,500,793	-	7,500,793	$-
Non-agency mortgage-backed securities	4,882,501	-	4,882,501	$-
Total	$15,997,218	$-	$12,383,294	$3,613,924

The following table presents the balance of assets measured at fair value on a nonrecurring basis at March 31, 2010, and the total losses resulting from these fair value adjustments for the three months ended March 31, 2010:

	Fair Value at March 31, 2010				Three Months Ended March 31, 2010
	Total	Level 1	Level 2	Level 3	Total Losses
Description
Loans Held for Sale	$2,332,901	-	$2,332,901	$-	$-
OREO and Repossessed Assets	1,904,056	-	-	1,904,056	48,006
Impaired Loans	13,228,703	-	-	13,228,703	890,765
Total	$17,465,660	-	$2,332,901	$15,132,759	$938,771

    There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at March 31, 2010.

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

Loans Held for Sale - Residential mortgage loans held for sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. These loans are classified as Level 2 and are measured on a nonrecurring basis.  At March 31, 2010, loans held for sale were carried at cost.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)

    Mortgage Servicing Rights - The fair value of purchased mortgage servicing rights is estimated using a discounted cash flow model based on market information from a third party. These assets are classified as Level 3.  At March 31, 2010, mortgage servicing rights are carried at fair value.

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

The estimated fair value of the Company’s financial instruments is summarized as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$5,657,989	$5,657,989	$15,678,766	$15,678,766
AFS securities	12,383,294	12,383,294	9,899,092	9,899,092
FHLB stock	2,444,000	2,444,000	2,444,000	2,444,000
Loans held for sale	2,332,901	2,332,901	2,857,700	2,857,700
Loans, net	293,323,463	294,146,214	286,356,566	286,430,669
Accrued interest receivable	1,337,179	1,337,179	1,305,590	1,305,590
Bank-owned life insurance	6,528,892	6,528,892	6,462,892	6,462,892
Mortgage servicing rights, fair value	3,613,924	3,613,924	2,017,489	2,017,489
Mortgage servicing rights, at cost	-	-	1,309,809	1,360,417

Financial liabilities:
Demand deposits	$153,651,401	$153,651,401	$151,675,433	$151,675,433
Time deposits	134,279,973	136,913,380	135,888,344	137,833,241
Borrowings	20,000,000	19,842,672	20,000,000	19,735,005
Accrued interest payable	138,247	138,247	166,043	166,043
Advance payments from
borrowers for taxes and insurance	572,279	572,279	339,566	339,566

We assume interest rate risk (the risk that general interest rate levels will change) as a result of our normal operations. As a result, the fair values of our financial instruments will change when interest

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)

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

Note 5 - Legal Proceedings

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

As of March 31, 2010, the Company owned 5,699 shares of Class B common stock.  These shares are restricted and may not be transferred until the later of (i) three years from the date of the initial public offering or (ii) the period of time necessary to resolve the covered litigation.  A conversion ratio of 0.71429 was initially established for the conversion rate of Class B shares into Class A shares.  If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio.  If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.  In December 2008, Visa deposited additional funds into the escrow account to satisfy a settlement with Discover Card related to and antitrust lawsuit.  In July 2009, Visa deposited additional funds into the litigation escrow account to provide additional reserves to cover potential losses related to the two remaining litigation cases.  This deposit reduced the conversion ratio applicable to Class B shares outstanding from 0.71429 to 0.5824 per Class A share.

As of March 31, 2010, the value of the Class A shares was $91.03 per share.  Using the new conversion ratio, the value of unredeemed Class A equivalent shares owned by the Company was $302,000, and has not been reflected in the accompanying financial statements.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)

In the normal course of business, the Company occasionally becomes involved in various legal proceedings.  In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Note 6 – Loans

The composition of the loan portfolio, excluding loans held for sale, was as follows:

	March 31 2010	December 31, 2009	Percentage Increase/ (Decrease)
Real estate loans
One- to four-family	$104,895,376	$104,460,367	0.4%
Home equity	49,006,769	50,444,530	(2.9%)
Commercial	82,411,578	72,035,266	14.4%
Construction or development	9,313,351	10,000,289	(6.9%)
	245,627,074	236,940,452	3.7%
Consumer loans
Manufactured homes	20,802,939	21,472,799	(3.1%)
Automobile	5,683,341	6,445,829	(11.8%)
Other	8,584,480	7,499,180	14.5%
	35,070,760	35,417,808	(1.0%)

Commercial business loans	17,087,419	17,799,946	(4.0%)

Total loans	297,785,253	290,158,206	2.6%

Deferred loan origination fees	(438,109)	(334,073)	31.1%
Allowance for loan losses	(4,023,681)	(3,467,567)	16.0%
Total loans, net	$293,323,463	$286,356,566	2.4%

The following is an analysis of the change in the allowance for loan losses:

	Three Months Ended March 31,
	2010	2009
Balance, beginning of year	$3,467,567	$1,305,950
Provision for loan losses	1,425,000	450,000
Recoveries	21,879	27,293
Charge-offs	(890,765)	(310,909)
Balance, end of year	$4,023,681	$1,472,334

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)

A summary of nonaccrual, impaired and troubled debt restructured loans are as follows:

	March 31	December 31,
	2010	2009
Impaired loans with a valuation allowance	$10,018,124	$4,125,169
Valuation allowance related to impaired loans	(1,442,012)	(1,424,270)
Impaired loans without a valuation allowance	3,210,579	9,019,027
Total impaired loans, net of valuation allowance for impaired loans	$11,786,691	$11,719,926

Total non-accrual loans	3,515,000	3,607,000
Average investment in impaired loans	3,448,000	11,385,000
Forgone interest on non-accrual loans	62,000	203,000
Interest income recognized on impaired loans	110,000	-
Troubled debt restructured loans	9,874,000	7,424,000

At March 31, 2010, there were no commitments to lend additional funds to borrowers whose loans were classified as non-accrual or impaired.  At March 31, 2010 and December 31, 2009 there were no loans past due 90 days or more and still accruing interest.

Note 7 – Investments

The amortized cost and fair value of our AFS securities and the corresponding amounts of gross unrealized gains and losses were as follows:

		Gross Unrealized
	Amortized Cost	Gains	Losses 1 Year or Less	Losses Greater Than 1 Year	Estimated Fair Value

March 31, 2010
Agency mortgage-backed securities	$7,464,288	$47,095	$(10,590)	$-	$7,500,793
Non-agency mortgage-backed securities	6,113,421	-	-	(1,230,920)	4,882,501
Total	$13,577,709	$47,095	$(10,590)	$(1,230,920)	$12,383,294

December 31, 2009
Agency mortgage-backed securities	$3,421,392	$5,415	$(57,076)	$-	$3,369,731
Non-agency mortgage-backed securities	7,901,268	120,866	-	(1,492,273)	6,529,361
Total	$11,322,660	$126,281	$(57,076)	$(1,492,773)	$9,899,092

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)

The amortized cost and fair value of mortgage-backed securities by contractual maturity, at March 31, 2010, are shown below.  Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010
	Amortized Cost	Fair Value
Due within one year	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	-	-
Due after ten years	13,577,709	12,383,294
	$13,577,709	$12,383,294

Securities with an amortized cost and fair value of $2.2 million at March 31, 2010 were pledged to secure Washington State Public Funds.

Other-Than-Temporary-Impairment

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

As of March 31, 2010, our securities portfolio consisted of non-agency mortgage backed securities with a fair value of $12.4 million, of which, $7.9 million, or eight securities, were in an unrealized loss position.  The unrealized losses on U.S. agency securities were caused by interest rate increases subsequent to the purchase of these securities.  The unrealized losses on non-U.S. agency securities were caused by changes in interest rates and market illiquidity causing a decline in the fair value subsequent to the purchase.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than par. Because the Bank does not intend to sell the securities and it is not likely that the Bank will be required to sell these securities before recovery of the amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)

Note 8 – Mortgage Servicing Rights

On January 1, 2010, the Company elected to adopt ASC 860-50-50-3 Servicing Assets and Liabilities, for all mortgage servicing rights using the fair value measurement method. Management believes that this method better represents the ongoing market value of the servicing asset.  In addition to this factor, the Company was previously carrying its acquired mortgage servicing rights portfolio at market value and management believes that it will be more consistent to report all mortgage servicing assets under the same method.

The changes in the mortgage servicing asset is summarized below:

Beginning balance as of January 1, 2010	$3,327,298
Adoption of fair value option on mortgage servicing rights	38,677
Fair Value as of January 1, 2010	3,365,975
Additions:
Servicing obligations that result from transfers of financial assets	99,135
Subtractions:
Disposals of servicing obligations	(136,189)
Other changes in Fair Value	285,003
Fair Value as of March 31, 2010	$3,613,924

Note 9 – Borrowings

The Company utilizes a loan agreement with the FHLB of Seattle. The terms of the agreement call for a blanket pledge of a portion of the Company’s mortgage and commercial real estate portfolio based on the outstanding balance. At March 31, 2010, the amount available to borrow under this agreement is approximately 35% of total assets, or up to $118.2 million subject to the availability of eligible collateral. The Company had outstanding borrowings under this arrangement of $20.0 million at March 31, 2010 and December 31, 2009.

The Company participates in the Federal Reserve Bank’s Borrower-in-Custody program, which gives the Company access to the discount window.  The terms of the program call for a pledge of specific assets.  The Company had unused borrowing capacity of $19.0 million and $17.0 million at March 31, 2010 and December 31, 2009, respectively.  There were no outstanding borrowings at March 31, 2010 or December 31, 2009.

The Company has access to an unsecured line of credit from the Pacific Coast Banker’s Bank.  This line of credit is equal to $2.0 million as of March 31, 2010.  The line has a one-year term and is renewable.  There was no outstanding balance on this line of credit as of March 31, 2010 and December 31, 2009.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)

Note 10 – Earnings (loss) Per Share

Earnings (loss) per share are summarized in the following table:

	Three months ended March 31,
	2010	2009
Net income (loss)	$57,086	$74,979

Weighted average number of shares outstanding, basic	2,909,072	2,894,540
Effect of dilutive stock options	-	-
Weighted average number of shares outstanding, diluted	2,909,072	2,894,540
Earnings per share, basic	$0.02	$0.03
Earnings per share, diluted	$0.02	$0.03

For the three month period ended March 31, 2009, there were no non-dilutive securities included in the calculation for earnings per share.

Note 11 – Stock-based Compensation

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

On January 27, 2009, the Compensation Committee of the Board of Directors of the Company awarded shares of restricted stock and stock options to directors, executive officers and employees of the Company, and its wholly owned subsidiary, Sound Community Bank, pursuant to the Plan. The Company granted 25,998 non-qualified stock options and 82,400 incentive stock options to certain directors and employees.  The Company also granted 52,032 shares of restricted stock to certain directors and employees. During the period ended March 31, 2010, share based compensation expense totaled $33,000.

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

There were 21,680 exercisable stock options as of March 31, 2010. The aggregate intrinsic value of the stock options as of March 31, 2010 was $0.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)

The following is a summary of the Company’s stock option plan awards during the period ended March 31, 2010:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at the beginning of the year	108,398	$7.93
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2010	108,398	$7.93	8.84	$-
Expected to vest, assuming a 0% forfeiture rate over the vesting term	108,398	$7.93	8.84	$-

As of March 31, 2010, there was $213,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized over the remaining weighted-average vesting period of 3.84 years.

Restricted Stock Awards

The fair value of the restricted stock awards is equal to the fair value of the Company’s stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. Shares awarded as restricted stock vest ratably over a five-year period beginning at the grant date with 20% vesting on the anniversary date of each grant date. In November 2008, the Board of Directors authorized management to repurchase up to 57,782 shares of the Company’s outstanding stock over a twelve-month period in order to fund the restricted stock awards made under the Plan. As of March 31, 2010, 45,800 shares have been repurchased under the Plan.

The following is a summary of the Company’s nonvested restricted stock awards for the period ended March 31, 2010:
Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value

Nonvested at January 1, 2010	52,032	$7.35
Granted	-	-
Vested	10,406	-
Forfeited	-	-
Nonvested at March 31, 2009	41,626	$7.35	$4.50
			-
Expected to vest assuming a 0% forfeiture rate over the vesting term	41,626	$7.35	$4.50

SOUND FINANCIAL, INC. AND SUBSIDIARY.
Notes to Consolidated Financial Statements (unaudited)

            The aggregate intrinsic value of the restricted stock options as of March 31, 2010 was $187,000.

As of March 31, 2010, $294,000 of unrecognized compensation cost related to non-vested restricted stock granted under Plan remained.  The cost is expected to be recognized over the weighted-average vesting period of 3.84 years.

Employee Stock Ownership Plan

In January 2008, the ESOP borrowed $1,155,600 from the Company to purchase common stock of the Company. The loan is being repaid principally from the Company’s contributions to the ESOP over a period of ten years. The interest rate on the loan is fixed at 4.0% per annum.  As of March 31, 2010, the remaining balance of the ESOP loan was $962,000.  Neither the loan nor the related interest is reflected on the consolidated financial statements.

At March 31, 2010, the ESOP was committed to release 11,556 shares of the Company’s common stock to participants and held 92,448 unallocated shares remaining to be released in future years.  The fair value of the 92,448 restricted shares held by the ESOP trust was $416,000 at March 31, 2010.  ESOP compensation expense included in salaries and benefits was $17,000 for the period ended March 31, 2010.

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

Substantially all of Sound Financial’s business is conducted through the Bank, which is a federal savings bank subject to extensive regulation by the OTS.  Sound Community Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”).  At March 31, 2010, we had total consolidated assets of $337.8 million, deposits of $287.9 million and stockholders’ equity of $25.3 million.  The shares of Sound Financial are traded on the Over-the-Counter Electronic Bulletin

Board under the symbol “SNFL.”  Our executive offices are located at 2005 5th Avenue – Suite 200, Seattle, Washington, 98121.

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

The Company’s principal business consists of attracting retail and small business deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one- to four-family residences (including home equity loans and lines of credit), commercial real estate, consumer and commercial business loans and, to a lesser extent, construction and development loans.  We offer a wide variety of secured and unsecured consumer loan products, including manufactured home loans, automobile loans, boat loans and recreational vehicle loans.  We intend to continue emphasizing our residential mortgage, home equity and consumer lending, while also expanding our emphasis in commercial real estate and commercial business lending.  In recent years, we have focused on expanding our commercial loan portfolio (commercial real estate and other commercial loans), which has grown to $101.7 million or 34.2% of our loan portfolio at March 31, 2010, from $77.2 million or 28.1% of our loan portfolio at March 31, 2009.

As part of our business, we focus on mortgage loan originations, many of which we sell to Fannie Mae.  We sell these loans with servicing retained to maintain the direct customer relationship and support our emphasis on strong customer service.  We originated $16.0 million and $25.2 million in one- to four-family residential mortgage loans during the three month periods ended March 31, 2010 and 2009, respectively.  During these same periods, we sold $9.8 million and $22.0 million, respectively, of one- to four-family residential mortgage loans.

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

During 2009, the Company expanded its operations through the acquisition of two branches in Port Angeles and Tacoma, Washington.  In July 2009, the Company opened a new branch in Port Angeles.  On September 1, 2009, the Company acquired the Port Angeles and Tacoma offices of 1st Security Bank, including $33.6 million in deposits.  The operations of the Port Angeles location were moved to the Company’s new Port Angeles branch, and the 1st Security Bank branch location was vacated.  The Company’s former branch in Lakewood was closed and the operations were consolidated with the leased 1st Security branch in Tacoma.  On March 31, 2010, the Company’s branch in Tukwila was closed and the operations were consolidated with the downtown Seattle branch.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider our critical accounting policies to be those related to our allowance for loan losses, mortgage serving rights, other real estate owned, and deferred tax asset accounts.  The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of the evaluation in accordance with U.S. generally accepted accounting principles.  It is management’s best estimate of probable incurred credit losses in our loan portfolio.  Our methodologies for analyzing the allowance for loan losses, mortgage serving rights, other real estate owned and deferred tax asset accounts are described in our Form 10-K Annual Report for the year ended December 31, 2009.

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

General.  Total assets decreased by $5,000 in the period to $337.8 million at March 31, 2010.  The limited overall change was primarily the result of a $10.0 million, or 63.9%, decrease in cash and cash equivalents which was offset by a $7.0 million increase in our loan portfolio, including loans held for sale, from $286.4 million at December 31, 2009 to $293.3 million at March 31, 2010 and the purchase of agency mortgage-backed securities, which increased by $2.5 million or 20.1%, from $9.9 million at December 31, 2009 to $12.4 million at March 31, 2010.

Loans.  Our loan portfolio increased $7.0 million, or 2.4%, to $293.3 million at March 31, 2010, from $286.4 million at December 31, 2009.  The changes in our net loan portfolio are reflected in Note 6 to our financial statements above.  The most significant changes include a 14.4% increase in commercial real estate loans, a 14.5% increase in other consumer loans and an 11.8% decrease in auto loans.  The increase in commercial real estate loans during the three months ended March 31, 2010 is consistent with our strategy to diversify our loan portfolio and increase the amount of generally higher-yielding commercial loans in our portfolio.  The increase in other consumer loans is primarily a result of a houseboat loan closed in the first quarter.  The decrease in auto loan demand is primarily a result of the general state of the economy which is negatively impacting auto sales coupled with aggressively subsidized rates currently offered by auto manufacturers.

           Allowance for Loan Losses.  Our allowance for loan losses at March 31, 2010, was $4.0 million, or 1.37%, of net loans receivable, compared to $3.5 million, or 1.21%, of net loans receivable at December 31, 2009.  The increase in the allowance for loan losses was the result of a $1,425,000 provision for loan losses recorded during the three months ended March 31, 2010, partially offset by net charge-offs of non-performing loans totaling $891,000.  This provision was primarily made as a result of increases in our commercial loan portfolio in the 2010 period, as compared to the 2009 period, an increase in our specifically impaired loans and an evaluation of prevailing housing and other market conditions.  Non-performing loans decreased to $3.5 million at March 31, 2010, from $3.6 million at December 31, 2009.  Non-performing loans to total loans decreased to 1.18% at March 31, 2010, from 1.25% at December 31, 2009.  Other real estate owned increased by $520,000, or 37.6% to $1.9 million at March 31, 2010, compared to $1.4 million as of December 31, 2009.  This increase is a result of five additional properties taken back by the Bank in the quarter and the sale of three previously held properties.  The Company believes that higher non-performing assets and charge-offs will continue going forward until the housing market and general market conditions begin to recover.

Cash, Cash Equivalents and Securities.  Cash and cash equivalents decreased by $10.0 million, or 63.9%, to $5.7 million at March 31, 2010.  Our securities portfolio consists of mortgage-backed securities, all of which are designated as available-for-sale and FHLB stock, which is carried at cost.  The securities portfolio increased by $2.5 million, or 20.1%, to $12.4 million at March 31, 2010 from $9.9 million at December 31, 2009.  This increase reflects the purchase of agency mortgage-backed securities.

Included in our investment portfolio are $4.9 million in non-agency mortgage-backed securities.  These securities present a level of credit risk that does not exist currently with agency backed securities which are guaranteed by the United States government. In order to monitor the risk of these securities, management receives a credit surveillance report which considers various factors for each security including original credit scores, loan to value, geography, delinquency and loss history.  The report also evaluates the underlying loans within the security to project future losses based on various home price depreciation scenarios over a three year horizon.  Based on this analysis, management does not expect to incur any principal loss on any of these investments as of March 31, 2010.

Deposits.  Total deposits increased by $368,000, or 0.13%, to $287.9 million at March 31, 2010, from $287.6 million at December 31, 2009.  Decreases in time deposits, money market accounts, and interest-bearing and noninterest-bearing checking accounts were offset by increases in savings and escrow accounts.  The $3.3 million or 333.0% increase in escrow accounts were primarily a result of the purchase of a servicing portfolio from Leader financial in the fourth quarter of 2009. The decrease in time deposits and other interest-bearing accounts reflects a bank-wide emphasis to generate additional low-cost deposits.

Borrowings.  Federal Home Loan Bank advances remained constant at $20.0 million at March 31, 2010.  The weighted average cost of borrowings as of March 31, 2010 was 2.87%, compared to our weighted average cost of deposits was 1.34% at that date.

Equity.  Total equity increased $200,000, or 0.80%, to $25.3 million at March 31, 2010, from $25.1 million at December 31, 2009.  This reflects a $111,000 decrease in accumulated other comprehensive loss, $58,000 in earnings, $33,000 in stock compensation expense, $27,000 in dividends and a $26,000 adjustment to equity due to the adoption of fair value accounting for mortgage servicing rights.

Comparison of Results of Operation for the Three Months Ended March 31, 2010 and 2009

General.  Net income decreased $18,000 to $57,000 for the three months ended March 31, 2010, compared to $75,000 for the three months ended March 31, 2009.  Higher interest and non-interest income and lower interest expense was offset by increases in the provision for loan losses and higher non-interest expense.

Interest Income.  Interest income increased by $232,000, or 5.1%, to $4.8 million for the three months ended March 31, 2009 from $4.5 million for the three months ended March 31, 2009.  The increase in interest income for the period reflects higher overall loan balances, particularly an increase in the amount of commercial loans at generally higher rates.

The weighted average yield on loans decreased to 6.28% for the three months ended March 31, 2010, from 6.33% for the three months ended March 31, 2009.  The decrease was primarily the result of overall decreases in the rate environment, which include record lows in the prime interest rate and the 1-year Treasury bill rate, which we use to set and adjust rates for certain variable rate loans.  We anticipate our weighted average yield on loans will improve as we continue to emphasize higher yielding commercial real estate and business loans. However, this improvement will also depend on the overall rate environment and our ability to manage credit risk.

Interest Expense.  Interest expense decreased $740,000, or 38.8%, to $1.2 million for the three months ended March 31, 2009, from $1.9 million for the three months ended March 31, 2009.  The decrease for the period resulted primarily from the lower interest rates paid on repricing deposits and FHLB advances as a result of the continued low interest rate environment.  Our weighted average cost of interest-bearing liabilities was 1.63% for the three months ended March 31, 2010, compared to 2.86% for the same period in 2009.

Interest paid on deposits decreased $636,000, or 38.4%, to $1.0 million for the three months ended March 31, 2010, as compared to $1.7 million for the three months ended March 31, 2009.  The decrease for the three month period resulted primarily from a decrease in the weighted average cost of deposits. We experienced a 134 basis point decrease in the average rate paid on deposits during the three months ended March 31, 2010, compared to the same period in 2009, from 2.77% to 1.43%, respectively.  This decrease in average rates was a result of the repricing of matured certificates of deposit that the Bank was able to retain at significantly lower rates as well as lower interest rates paid on savings and money market accounts.

Interest expense on borrowings decreased $103,000, or 41.1%, to $148,000 for the three months ended March 31, 2010 from $252,000 for the three months ended March 31, 2009.  The decrease resulted from a decrease in the average balance of outstanding borrowings of $6.8 million, to $20.7 million for the three months ended March 31, 2010, from $27.5 million for the three months ended March 31, 2009 coupled with a lower weighted average cost of borrowings during the 2010 period.

Net Interest Income.  Net interest income increased $972,000, or 37.0%, to $3.6 million for the three months ended March 31, 2010, from $2.6 million for the three months ended March 31, 2009.  The increase in net interest income for the three-month period primarily resulted from higher yields earned on our expanding commercial loan portfolio and decreased interest expense on deposits and borrowings as a result of the falling interest rate environment.  Our net interest margin was 4.65% for the three months ended March 31, 2010,which is an increase from the 3.75% for the three months ended March 31, 2009.

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

A provision for loan losses of $1.4 million was made during the three months ended March 31, 2010, compared to provision of $450,000 during the three months ended March 31, 2009.  The higher provision was primarily attributable to increases in net charge-offs, increases in our commercial loan portfolio, an increase in our overall loan portfolio and continuing declines in market conditions in the areas where we do business.

At March 31, 2010, the annualized ratio of net charge-offs to average loans increased 17 basis points to 0.67% from 0.50% at March 31, 2009.  The ratio of non-performing loans to total loans increased from 0.30% at March 31, 2009 to 0.82% at March 31, 2010.

Noninterest Income.  Noninterest income increased $550,000, or 94.0%, to $1.1 million for the three months ended March 31, 2010, from $585,000 for the three months ended March 31, 2009.  The primary reasons for this increase was an increase in mortgage servicing income due to organic growth of our servicing portfolio and the purchase of a servicing portfolio in 2009 as well as a $285,000 fair value adjustment to mortgage servicing rights.  Other significant increases in noninterest income included a $145,000 reduction in the loss on sale of assets, a $75,000 increase in gain on sale of investments and a $40,000 increase in gain on the sale of loans sold to Fannie Mae.

Noninterest Expense.  Noninterest expense increased $579,000, or 21.6%, to $3.3 million for the three months ended March 31, 2010, compared to $2.7 million for the three months ended March 31, 2009.  The increase in the period was primarily the result of an increase in salaries and benefits of $219,000 due to staffing increases compared to the 2009 period.  Additional increases include a $169,000 increase in FDIC and OTS regulatory expenses, an $111,000 increase in occupancy expenses and a $68,000 increase in operations expense.  The increases in regulatory expenses are a result in increases in FDIC insurance charges and OTS assessments consistent in the banking industry.  The increases in salaries, operations and occupancy expenses are primarily a result of expanded operations in Tacoma and Port Angeles as well as additions to our commercial lending group.

Income Tax Expense (Benefit).  For the three months ended March 31, 2010, we incurred an income tax benefit of $7,000 on our pre-tax income as compared to an income tax expense of $7,000 for the three month period ended March 31, 2009.

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

A summary of our off-balance sheet commitments to extend credit at March 31, 2010, is as follows:

Off-balance sheet loan commitments:
Commitments to make loans	$3,517,000
Undisbursed portion of loans closed	3,071,000
Unused lines of credit	29,865,000
Irrevocable letters of credit	265,000
Total loan commitments	$36,718,000

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

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for funds (particularly withdrawals of deposits).  At March 31, 2010, the Company had $18.0 million in cash and investment securities available for sale and $2.3 million in loans held for sale which are generally available for its short-term cash needs.  We can also generate funds from borrowings, primarily FHLB.  At March 31, 2010, the Bank had the ability to borrow an additional $86.5 million in FHLB advances.

At March 31, 2010, we had $36.7 million in outstanding loan commitments, including unused lines of credit and unfunded letters of credit.  Certificates of deposit scheduled to mature in one year or less at March 31, 2010, totaled $93.5 million and have a weighted average cost of 2.3%.  It is management’s policy to maintain deposit rates that are competitive with other local financial institutions.  Based on this management strategy and our own experience, we believe that a majority of maturing deposits will remain with the Bank.  We do not utilize wholesale or brokered deposits to meet our funding needs.  For additional information on liquidity refer to the statement of cash flows.

Capital

The Bank is subject to minimum capital requirements imposed by the Office of Thrift Supervision (“OTS”).  Based on its capital levels at March 31, 2010, the Bank exceeded these requirements as of that date and continues to exceed them as of the date of this filing.  Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the capital categories of the OTS.  Based on capital levels at March 31, 2010, the Bank was considered to be well-capitalized.  Management monitors the capital levels of the Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well-capitalized” institutions.

The following table shows the capital ratios of the Bank at March 31, 2010:

	Actual		Minimum Capital Requirements		Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Tier 1 Capital to total adjusted assets	$25,212	7.45%	$13,545	4.00%	$16,932	5.00%
Tier 1 Capital to risk-weighted assets	$25,212	10.09%	$9,996	4.00%	$14,994	6.00%
Total Capital to risk-weighted assets	$28,344	11.34%	$19,991	8.00%	$24,989	10.00%

____________
1.  Based on risk-weighted assets of $249,893 at March 31, 2010.
2.  Based on total adjusted assets of $338,630 at March 31, 2010.

Item 3   Quantitative and Qualitative Disclosures About Market Risk

Not required; the Company is a smaller reporting company.

Item 4   Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act") as of March 31, 2010, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the quarter ended March 31, 2010, that has materially affected, or is likely to materially affect our internal control over financial reporting.

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

There were no shares repurchased under this repurchase plan during the first quarter of 2010.

Item 3    Defaults Upon Senior Securities

Nothing to report.

Item 4    Reserved

Nothing to report.

Item 5.   Other Information

Nothing to report.

Item 6    Exhibits
Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

3.1	Charter for Sound Financial, Inc.	*
3.2	Bylaws of Sound Financial, Inc.	**
4	Form of Stock Certificate of Sound Financial, Inc.	**
10.1	Employment Agreement with Laura Lee Stewart	*
10.2	Executive Long Term Compensation Agreement with Laura Lee Stewart	*
10.3	Executive Long Term Compensation Agreement with Patricia Floyd	*
10.4	Sound Community Incentive Compensation Achievement Plan	*
10.5	Summary of Annual Bonus Plan	*
10.6	Summary of Quarterly Bonus Plan	*
10.7	Director Fee Arrangements for 2009	***
10.8	Sound Financial, Inc. 2008 Equity Incentive Plan	***
10.9	Form of Incentive Stock Option Agreement under the 2008 Equity Incentive Plan	+
10.10	Form of Non-Qualified Stock Option Agreement under the 2008 Equity Incentive Plan	+
10.11	Form of Restricted Stock Agreement under the 2008 Equity Incentive Plan	+
10.12	Employment Agreements with executive officers Matthew Denies, Matthew Moran, Scott Boyer and Marlene Price	++
11	Statement re computation of per share earnings	None
15	Letter re unaudited interim financial information	None
18.1	Letter re change in accounting principles	18.1
19	Reports furnished to security holders	None
22	Published report regarding matters submitted to vote of security holders	None
23	Consents	None
24	Power of Attorney	None
31.1	Rule 13a–14(a) Certification of Chief Executive Officer	31.1
31.2	Rule 13a–14(a) Certification of Chief Financial Officer	31.2
32	Section 1350 Certification	32

*	Filed as an exhibit to the Company's Form SB–2 registration statement filed on September 20, 2007 (File No.333–146196) pursuant to Section 5 of the Securities Act of 1933.
**
Filed as an exhibit to Pre-effective Amendment No. 1 to the Company's Form SB–2 registration statement filed on November 2, 2007 (File No.333–146196) pursuant to Section 5 of the Securities Act of 1933.

***	Filed as an exhibit to the Company’s Form 10-K filed on March 31, 2009.
+	Filed as an exhibit to the Company’s Form 8-K filed on January 29. 2009.
++	Filed as an exhibit to the Company’s Form 8-K filed on November 5, 2009.
+++	Filed as an exhibit to the Company’s Form 10-Q filed on May 17, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUND FINANICAL, INC.

May 17, 2010	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President and Chief Executive Officer

May 17, 2010	By:	/s/ Matthew P. Deines
Matthew P. Deines
Executive Vice President
Chief Financial Officer
Principal Financial and Accounting Officer

Exhibit Index

18.1	Letter re change in accounting principles	18.1
31.1	Rule 13a–14(a) Certification of Chief Executive Officer	31.1
31.2	Rule 13a–14(a) Certification of Chief Financial Officer, Principal Financial and Accounting Principal	31.2
32	Section 1350 Certification	32