Form 10-Q
period 2010-06-30
Sound Financial, Inc.
filed 2010-08-16
CIK 1410087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 16, 2010, there were 2,954,295 shares of the registrant’s common stock outstanding.

SOUND FINANCIAL, INC.
FORM 10-Q

PART I                      FINANCIAL INFORMATION

Item 1                      Financial Statements

SOUND FINANCIAL, INC AND SUBSIDIARY
Consolidated Balance Sheets
(unaudited)
	JUNE 30,	DECEMBER 31,
	2010	2009
ASSETS
Cash and cash equivalents	$5,865,702	$15,678,766
Securities available-for-sale (AFS), at fair value	4,327,978	9,899,092
Federal Home Loan Bank (FHLB) stock, at cost	2,444,000	2,444,000
Loans held for sale	1,096,000	2,857,700
Loans	309,448,260	289,824,133
Less allowance for loan losses	(3,998,676)	(3,467,567)
Total loans, net	305,449,584	286,356,566

Accrued interest receivable	1,306,644	1,305,590
Premises and equipment, net	3,437,640	3,523,753
Bank-owned life insurance	6,596,492	6,462,892
Mortgage servicing rights, at fair value	3,318,930	2,017,489
Mortgage servicing rights, at cost	-	1,309,809
Other real estate owned and repossessed assets	1,847,204	1,383,638
Other assets	5,235,432	4,566,464
Total assets	$340,925,606	$337,805,759

LIABILITIES
Deposits
Interest-bearing	$258,744,666	$266,337,202
Noninterest-bearing demand	26,594,012	21,226,575
Total deposits	285,338,678	287,563,777
Borrowings	26,617,051	20,000,000
Accrued interest payable	147,758	166,043
Other liabilities	3,252,157	4,668,216
Advance payments from borrowers for taxes and insurance	270,803	339,566
Total liabilities	315,626,447	312,737,602
COMMITMENTS AND CONTINGENCIES (NOTE 4)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized	-	-
Common stock, $0.01 par value, 24,000,000 shares authorized, 3,000,095 issued and 2,954,295 outstanding as of June 30, 2010 and December 31, 2009	30,001	30,001
Additional paid-in capital	11,753,641	11,687,641
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(924,480)	(924,480)
Retained earnings	15,548,004	15,214,549
Accumulated other comprehensive loss, net of tax	(1,108,007)	(939,554)
Total stockholders’ equity	25,299,159	25,068,157
Total liabilities and stockholders’ equity	$340,925,606	$337,805,759

See notes to consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Income and Comprehensive Income (Loss)
(Unaudited)
	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009
INTEREST INCOME
Loans, including fees	$4,784,490	$4,493,352	$9,376,733	$8,847,687
Interest and dividends on investments,
cash and cash equivalents	139,934	245,079	317,755	428,347

Total interest income	4,924,424	4,738,431	9,694,487	9,276,034

INTEREST EXPENSE
Deposits	983,013	1,599,647	2,003,034	3,255,614
FHLB advances and other borrowings	169,304	250,386	317,634	502,093

Total interest expense	1,152,317	1,850,033	2,320,668	3,757,707

NET INTEREST INCOME	3,772,107	2,888,398	7,373,819	5,518,327

PROVISION FOR LOAN LOSSES	775,000	925,000	2,200,000	1,375,000

NET INTEREST INCOME
AFTER PROVISION FOR LOAN LOSSES	2,997,107	1,963,398	5,173,819	4,143,327

NONINTEREST INCOME
Service charges and fee income	549,899	476,318	1,078,426	989,673
Earnings on cash surrender value
of bank-owned life insurance	67,600	66,000	133,600	132,000
Mortgage servicing income	153,093	284,985	317,996	459,904
Fair value adjustment on mortgage servicing rights	(209,998)	-	75,005	-
Gain (loss) on sale of securities	(10,948)	-	64,070	-
Impairment on securities	(51,255)	-	(51,255)	-
Loss on sale of assets	(40,870)	(361,712)	(88,876)	(554,575)
Gain on sale of loans	58,057	52,189	122,261	76,173

Total noninterest income	515,578	517,780	1,651,227	1,103,175

NONINTEREST EXPENSE
Salaries and benefits	1,544,223	1,310,380	3,161,121	2,708,195
Operations	813,280	860,192	1,646,868	1,627,439
Regulatory assessments	207,902	321,682	438,439	381,365
Occupancy	307,991	264,586	689,178	534,762
Data processing	261,127	208,667	461,275	397,440

Total noninterest expense	3,134,523	2,965,507	6,396,881	5,649,201

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	378,162	(484,329)	428,165	(402,699)

PROVISION (BENEFIT) FOR INCOME TAXES	100,579	(181,489)	93,496	(174,839)

NET INCOME (LOSS)	$277,583	$(302,840)	$334,669	$(227,860)

UNREALIZED GAIN (LOSS) ON SECURITIES, NET OF TAX	(279,287)	$447,280	$(168,453)	$(14,109)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	$(1,704)	$144,440	$166,216	$(241,969)
BASIC EARNINGS (LOSS) PER SHARE	$0.10	$(0.11)	$0.11	$(0.08)
DILUTED EARNINGS (LOSS) PER SHARE	$0.10	$(0.11)	$0.11	$(0.08)

See notes to consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders’ Equity
For the Six Months Ended June 30, 2010 (unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
BALANCE, December 31, 2009	2,954,295	$30,001	$11,687,641	$(924,480)	$15,214,549	$(939,554)	$25,068,157

Adoption of fair value option on mortgage servicing rights, net of tax of $13,150					25,527		25,527

Other comprehensive income:

Net income					334,669		334,669

Net loss in fair value of investments available for sale, net of tax benefit of $86,779						(168,453)	(168,453)

Total comprehensive income							166,216

Cash dividend declared and paid ($0.02 per share)					(26,741)		(26,741)

Compensation related to stock options and restricted stock			66,000				66,000

BALANCE, June 30, 2010	2,954,295	$30,001	$11,753,641	$(924,480)	$15,548,004	$(1,108,007)	$25,299,159

See notes to consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$334,669	$(227,860)
Adjustments to reconcile net income (loss) to net cash from operating activities
Accretion of net premium on investments	(231,363)	(36,051)
Gain on sale of securities	(64,070)	-
Impairment on securities	51,255	-
Provision for loan losses	2,200,000	1,375,000
Depreciation and amortization	266,625	221,383
Compensation expense related to stock options and restricted stock	66,000	60,000
Fair value gain on mortgage servicing rights	(88,155)
Additions to mortgage servicing rights	(213,647)	(515,169)
Amortization of mortgage servicing rights	335,697	241,800
Increase in cash surrender value of bank owned life insurance	(133,600)	(132,000)
Proceeds from sale of loans	21,155,607	51,423,705
Originations of loans held for sale	(19,516,169)	(55,214,137)
Loss on sale of other real estate owned and repossessed assets	88,876	554,575
Gain on sale of loans	122,261	(76,173)
(Decrease) increase in operating assets and liabilities
Accrued interest receivable	(1,054)	(289,832)
Other assets	(648,954)	597,083
Accrued interest payable	(18,285)	(16,514)
Other liabilities	(1,416,059)	578,097

Net cash from operating activities	2,315,264	(1,456,093)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and sales of available for sale investments	11,432,968	1,362,078
Purchase of available for sale investments	(5,831,773)	(14,346,092)
Net increase in loans	(22,494,900)	(17,303,070)
Improvements to OREO and other repossessed assets	-	(81,047)
Proceeds from sale of OREO and other repossessed assets	649,441	1,629,159
Purchases of premises and equipment	(180,512)	(1,119,132)

Net cash from investing activities	(16,424,776)	(29,858,104)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits, net of acquired deposits	(2,225,099)	32,182,692
Proceeds from borrowings	38,900,000	8,000,000
Repayment of borrowings	(32,282,949)	(8,819,355)
Repurchase of common stock	-	(226,516)
Cash dividends paid	(26,741)	(106,131)
Net change in advances from borrowers for taxes and insurance	(68,763)	(37,840)

Net cash from financing activities	4,296,448	30,992,850

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,813,064)	(321,347)

CASH AND CASH EQUIVALENTS, beginning of period	15,678,766	5,607,800

CASH AND CASH EQUIVALENTS, end of period	5,865,702	5,286,453

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$330,000	$20,000
Interest paid on deposits and borrowings	$1,186,128	$3,774,221
Net transfer of loans to other real estate owned	$1,183,848	$1,389,420

See notes to consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement (unaudited)

Note 1 – Basis of Presentation

The accompanying financial information is unaudited and has been prepared from the consolidated financial statements of Sound Financial, Inc. (“we,” “us,” “our,” “Sound Financial,” or the “Company”) and its wholly owned subsidiary, Sound Community Bank (the “Bank”).  These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles (“GAAP”) for a complete presentation of the Company's financial condition and results of operations.  In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP.  The results for the interim periods are not necessarily indicative of results for a full year.  For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2009, included in the Company's Annual Report on Form 10-K.

Certain amounts in the prior quarters’ financial statements have been reclassified to conform to the current presentation.  These classifications do not have an impact on previously reported net income (loss), retained earnings or earnings (loss) per share.

Note 2 – Accounting Pronouncements Recently Issued or Adopted

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.  FASB ASU No. 2009-06 requires (i) fair value disclosures by each class of assets and liabilities (generally a subset within a line item as presented in the statement of financial position) rather than major category, (ii) for items measured at fair value on a recurring basis, the amounts of significant transfers between Levels 1 and 2, and transfers into and out of Level 3, and the reasons for those transfers, including separate discussion related to the transfers into each level apart from transfers out of each level, and (iii) gross presentation of the amounts of purchases, sales, issuances, and settlements in the Level 3 recurring measurement reconciliation.  Additionally, the ASU clarifies that a description of the valuation techniques(s) and inputs used to measure fair values is required for both recurring and nonrecurring fair value measurements.  Also, if a valuation technique has changed, entities should disclose that change and the reason for the change.  Disclosures other than the gross presentation changes in the Level 3 reconciliation are effective for the first reporting period beginning after December 15, 2009.  The requirement to present the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis will be effective for fiscal years beginning after December 15, 2010.  The Company adopted the first part of the standard and it did not have any material impact on the Company’s consolidated financial statements.  The adoption of the second part of the standard is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855) – Amendments to Certain Recognition and disclosure Requirements.  This ASU eliminates the requirement  to disclose the date through which a company has evaluated subsequent events and refines the scope of the disclosure requirements for reissued financial statements. This ASU is effective for the first quarter of 2010 and did not have a material impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued ASU No. 2010-11, Derivatives and Hedging (Topic 815) – Scope Exception Related to Embedded Credit Derivatives. The ASU eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)

created solely by subordination of one financial instrument to another.  The ASU is effective the first quarter beginning after June 15, 2010. The Company has evaluated the impact of adoption and does not expect the ASU will have a material impact on the Company’s consolidated financial statements.

    In April 2010, the FASB issued ASU No. 2010-18, Receivables (Topic 310) – Effect of a Loan Modification When the Loan Is Part of a Pool That is Accounted for as a Single Asset.  This ASU clarifies that modifications of loans that are accounted for within a pool under Topic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. No additional disclosures are required with this ASU. The amendments in this ASU are effective for modifications of loans accounted for within pools under Topic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively and early application is permitted. Upon initial adoption of the guidance in this ASU, an entity may make a onetime election to terminate accounting for loans as a pool under Topic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Company has evaluated the impact of adoption and does not expect the ASU will have a material impact on the Company’s consolidated financial statements.

    In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU expands existing disclosures to require an entity to provide additional information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them. Specifically, entities will be required to present a rollforward of activity in the allowance for credit losses, the nonaccrual status of financing receivables by class of financing receivables, and impaired financing receivables by class of financing receivables, all on a disaggregated basis. The ASU also requires an entity to provide additional disclosures on credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables at the end of the reporting period by class of financing receivables, the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses, the nature and extent of financing receivables modified as troubled debt restructurings within the previous 12 months that defaulted during the reporting period by class of financing receivables and their effect on the allowance for credit losses, and significant purchases and sales of financing receivables during the reporting period disaggregated by portfolio segment. For public entities, the disclosures of period-end balances are effective for interim and annual reporting periods ending after December 15, 2010. For public entities, the disclosures of activity are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company is currently evaluating the impact of the ASU on the Company’s consolidated financial statements.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)

Note 3 – Fair Value Measurements

Fair value is defined in ASC Topic 820 as the price that would be received when an asset is sold or a liability is transferred in an orderly transaction between market participants at the measurement date.  The standard establishes a consistent framework for measuring fair value and expands fair value measurement disclosure requirements.

Fair values of our financial instruments are based on the fair value hierarchy which requires an entity to maximize the use of observable inputs, typically market data obtained from third parties, and minimize the use of unobservable inputs, which reflects our estimates for market assumptions, when measuring fair value.

Three levels of valuation inputs are ranked in accordance with the prescribed fair value hierarchy as follows:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Assets or liabilities whose significant value drives are unobservable thus reflects our estimates for market assumptions.

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

Valuation Methodologies

A description of the valuation methodologies used for certain financial assets and financial liabilities measured at fair value is as follows:

Mortgage Servicing Rights - The fair value of purchased mortgage servicing rights is estimated using a discounted cash flow model based on market information from a third party. These assets are classified as Level 3.  At June 30, 2010, mortgage servicing rights are carried at fair value.

AFS Securities – AFS securities are recorded at fair value based on quoted market prices, if available. If quoted market prices are not available, management utilizes third-party pricing services, broker quotations from dealers in the specific instruments, or discounted cash flow models. Level 1 securities include those traded on an active exchange, as well as U.S. government and its agencies securities. Level 2 securities include mortgage-backed securities and certain collateralized mortgage obligations (CMOs).

    Loans Held for Sale - Residential mortgage loans held for sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. These loans are classified as Level 2 and are measured on a nonrecurring basis.  At June 30, 2010, loans held for sale were carried at cost.

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

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)

The following tables present the balances of assets measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009:

	Fair Value at June 30, 2010
Description	Total	Level 1	Level 2	Level 3

Mortgage Servicing Rights	$3,318,930	$-	$-	$3,318,930
Non-agency mortgage-backed securities	4,327,978	-	4,327,978	-
Total	$7,646,908	$-	$4,327,978	$3,318,930

	Fair Value at December 31, 2009
Description	Total	Level 1	Level 2	Level 3
Mortgage Servicing Rights	$2,017,489	$-	$-	$2,017,489
AFS Securities	9,899,092	-	9,899,092	-
	$11,916,581	$-	$9,899,092	$2,017,489

The following table presents the balance of assets measured at fair value on a nonrecurring basis at June 30, 2010 and December 31, 2009, and the total losses resulting from these fair value adjustments for the six months ended June 30, 2010 and the twelve months ended December 31, 2009:

	Fair Value at June 30, 2010				Six Months Ended June 30, 2010
Description	Total	Level 1	Level 2	Level 3	Total Losses
Loans Held for Sale	$1,096,000	$-	$1,096,000	$-	$-
OREO and Repossessed Assets	1,847,204	-	-	1,847,204	88,876
Impaired Loans	13,242,090	-	-	13,242,090	1,668,891
Total	$14,504,039	$-	$1,096,000	$13,408,039	$1,757,767

	Fair Value at December 31, 2009				Twelve Months Ended December 31, 2009
Description	Total	Level 1	Level 2	Level 3	Total Losses
Loans Held for Sale	$2,857,700	$-	$2,857,700	$-	$-
Mortgage Servicing Rights, at cost	1,309,809	-	-	1,309,809	38,677
OREO and Repossessed Assets	1,383,638	-	-	1,383,638	627,089
Impaired Loans	11,719,926	-	-	11,719,926	1,424,270
Total	$17,271,073	$-	$2,857,700	$14,413,373	$2,090,036

There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at June 30, 2010 or December 31, 2009.

The following methods and assumptions were used to estimate fair value of each class of financial instruments listed below:

Cash and cash equivalents, accrued interest receivable and payable, and advance payments from borrowers for taxes and insurance - The estimated fair value is equal to the carrying amount.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)

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

Loans Held for Sale - Residential mortgage loans held for sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. These loans are classified as Level 2 and are measured on a nonrecurring basis.  At June 30, 2010, loans held for sale were carried at cost.

Mortgage Servicing Rights - The fair value of purchased mortgage servicing rights is estimated using a discounted cash flow model based on market information from a third party. These assets are classified as Level 3.  At June 30, 2010, mortgage servicing rights are carried at fair value.  Prior to January 1, 2010, originated mortgage servicing rights were recorded at the lower of cost or fair value by tranche. The fair value of purchased mortgage servicing rights were estimated using a discounted cash flow model based on market information from a third party and classified as Level 3.

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

Borrowings - The fair value of FHLB advances are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Off-balance-sheet financial instruments - The fair value for the Company’s off-balance-sheet loan commitments are estimated based on fees charged to others to enter into similar agreements taking into account the remaining terms of the agreements and credit standing of the Company’s customers. The estimated fair value of these commitments is not significant.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)

The estimated fair value of the Company’s financial instruments is summarized as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$5,865,702	$5,865,702	$15,678,766	$15,678,766
AFS securities	4,327,978	4,327,978	9,899,092	9,899,092
FHLB stock	2,444,000	2,444,000	2,444,000	2,444,000
Loans held for sale	1,096,000	1,096,000	2,857,700	2,857,700
Loans, net	305,449,584	306,256,505	286,356,566	286,430,669
Accrued interest receivable	1,306,644	1,306,644	1,305,590	1,305,590
Bank-owned life insurance	6,596,492	6,596,492	6,462,892	6,462,892
Mortgage servicing rights, fair value	3,318,930	3,318,930	2,017,489	2,017,489
Mortgage servicing rights, at cost	-	-	1,309,809	1,360,417

Financial liabilities:
Demand deposits	$150,087,528	$150,087,528	$151,675,433	$151,675,433
Time deposits	135,251,150	137,639,817	135,888,344	137,833,241
Borrowings	26,617,051	26,439,560	20,000,000	19,735,005
Accrued interest payable	147,758	147,758	166,043	166,043
Advance payments from
borrowers for taxes and insurance	270,803	270,803	339,566	339,566

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

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)

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

As of June 30, 2010, the Company owned 5,699 shares of Class B common stock.  These shares are restricted and may not be transferred until the later of (i) three years from the date of the initial public offering or (ii) the period of time necessary to resolve the covered litigation.  A conversion ratio of 0.71429 was initially established for the conversion rate of Class B shares into Class A shares.  If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio.  If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.  In December 2008, Visa deposited additional funds into the escrow account to satisfy a settlement with Discover Card related to an antitrust lawsuit.  In July 2009, Visa deposited additional funds into the litigation escrow account to provide additional reserves to cover potential losses related to the two remaining litigation cases which reduced the conversion ratio applicable to Class B shares outstanding from 0.71429 to 0.5824 per Class A share.  In May 2010, Visa deposited additional funds into the litigation escrow account further reducing the conversion ratio to 0.5550.

    As of June 30, 2010, the value of the Class A shares was $70.75 per share.  Using the new conversion ratio, the value of unredeemed Class A equivalent shares owned by the Company was $224,000, and has not been reflected in the accompanying financial statements.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)

Note 6 – Loans

The composition of the loan portfolio, excluding loans held for sale, was as follows:

	June 30, 2010	December 31, 2009	Percentage Increase/ (Decrease)
Real estate loans
One- to four-family	$106,189,319	$104,460,367	1.7%
Home equity	48,514,937	50,444,530	(3.8%)
Commercial	64,747,040	52,375,032	23.6%
Multifamily	27,596,710	19,660,234	40.4%
Construction or development	10,433,553	10,000,289	4.3%
	257,481,559	236,940,452	8.7%
Consumer loans
Manufactured homes	20,627,687	21,472,799	(3.9%)
Automobile	5,078,045	6,445,829	(21.2%)
Other	8,234,389	7,499,180	9.8%
	33,940,121	35,417,808	(4.2%)

Commercial business loans	18,533,962	17,799,946	4.1%

Total loans	309,955,642	290,158,206	6.8%

Deferred loan origination fees	(507,382)	(334,073)	51.9%
Allowance for loan losses	(3,998,676)	(3,467,567)	15.3%
Total loans, net	$305,449,584	$286,356,566	6.7%

The following is an analysis of the change in the allowance for loan losses:

	Six Months Ended June 30,
	2010	2009
Balance, beginning of period	$3,467,567	$1,305,950
Provision for loan losses	2,200,000	1,375,000
Recoveries	41,868	72,152
Charge-offs	(1,710,759)	(867,152)
Balance, end of period	$3,998,676	$1,885,950

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)

A summary of nonaccrual, impaired and troubled debt restructured loans are as follows:

	June 30,	December 31,
	2010	2009
Impaired loans with a valuation allowance	$7,436,424	$4,125,169
Valuation allowance related to impaired loans	(1,007,150)	(1,424,270)
Impaired loans without a valuation allowance	5,805,666	9,019,027
Total impaired loans, net of valuation allowance for impaired loans	$12,234,940	$11,719,926

Total non-accrual loans	3,112,000	3,607,000
Loans past due 90+ days and still accruing interest	-	-
Average investment in impaired loans	13,235,000	11,385,000
Forgone interest on non-accrual loans	147,000	203,000
Interest income recognized on impaired loans	191,000	-
Troubled debt restructured loans still on accrual	6,584,000	7,424,000
Troubled debt restructured loans included in impaired loans	6,584,000	7,424,000

At June 30, 2010, there were no commitments to lend additional funds to borrowers whose loans were classified as non-accrual or impaired.

Note 7 – Investments

The amortized cost and fair value of our AFS securities and the corresponding amounts of gross unrealized gains and losses were as follows:

		Gross Unrealized
	Amortized Cost	Gains	Losses 1 Year or Less	Losses Greater Than 1 Year	Estimated Fair Value

June 30, 2010
Agency mortgage-backed securities	$54,836	$6,108	$-	$-	$60,944
Non-agency mortgage-backed securities	$5,946,400		-	$(1,679,366)	$4,267,034
Total	$6,001,236	$6,108	$-	$(1,679,366)	$4,327,978

December 31, 2009
Agency mortgage-backed securities	$3,421,392	$5,415	$(57,076)	$-	$3,369,731
Non-agency mortgage-backed securities	7,901,268	120,866	-	(1,492,773)	6,529,361
Total	$11,322,660	$126,281	$(57,076)	$(1,492,773)	$9,899,092

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)

The amortized cost and fair value of mortgage-backed securities by contractual maturity, at June 30, 2010, are shown below.  Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2010
	Amortized Cost	Fair Value
Due within one year	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	-	-
Due after ten years	6,001,236	4,327,978
	$6,001,236	$4,327,978

Securities with an amortized cost of $55,000 and fair value of $61,000 at June 30, 2010 were pledged to secure Washington State Public Funds.

Other-Than-Temporary-Impairment

We review investment securities on an ongoing basis for the presence of other-than-temporary (“OTTI”) or permanent impairment, taking into consideration current market conditions, fair value in relation to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is likely that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors.  For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI.

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

During the six months ended June 30, 2010, we recognized a $51,000 non-cash other than temporary impairment (“OTTI”) charge on two non-agency mortgage-backed securities.  At June 30, 2010, the fair value of these two securities was $1.5 million.  Management concluded that the decline of the estimated fair value below the cost of the securities was other than temporary and recorded a credit loss of $51,000 through non-interest income.  We determined the remaining decline in market value of $570,000 was not related to specific credit deterioration.  We do not intend to sell these securities and it is more likely than not that we will not be required to sell the securities before anticipated recovery of the remaining amortized cost basis.  We closely monitor our investment securities for changes in credit risk.  The current market environment significantly limits our ability to mitigate our exposure to valuation changes in these securities by selling them.  Accordingly, if market conditions deteriorate further and we determine our holdings of these or other investment securities are OTTI, our future earnings, shareholders’ equity, regulatory capital and continuing operations could be materially adversely affected.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)

As of June 30, 2010, our securities portfolio consisted of seven non-agency mortgage backed securities with a fair value of $4.3 million, all of which were in an unrealized loss position.  The unrealized losses on U.S. agency securities were caused by interest rate increases subsequent to the purchase of these securities.  The unrealized losses on non-U.S. agency securities were caused by changes in interest rates and market illiquidity causing a decline in the fair value subsequent to the purchase.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than par. Because we do not intend to sell the securities and it is not likely we will be required to sell these securities before recovery of the amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

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

The change in the mortgage servicing asset is summarized below:

Beginning balance as of January 1, 2010	$3,327,298
Adoption of fair value option on mortgage servicing rights	38,677
Fair Value as of January 1, 2010	3,365,975
Additions:
Servicing obligations that result from transfers of financial assets	213,647
Other changes in Fair Value	75,005
Subtractions:
Disposals of servicing obligations	(335,697)
Fair Value as of June 30, 2010	$3,318,930

Note 9 – Borrowings

The Company utilizes a loan agreement with the FHLB of Seattle. The terms of the agreement call for a blanket pledge of a portion of the Company’s mortgage and commercial real estate portfolio based on the outstanding balance. At June 30, 2010, the amount available to borrow under this agreement is approximately 35% of total assets, or up to $119.5 million subject to the availability of eligible collateral. The Company had outstanding borrowings under this arrangement of $26.7 and $20.0 million at June 30, 2010 and December 31, 2009, respectively.

The Company participates in the Federal Reserve Bank’s Borrower-in-Custody program, which gives the Company access to the discount window.  The terms of the program call for a pledge of specific assets.  The Company had unused borrowing capacity of $4.7 million and $17.0 million at June 30, 2010 and December 31, 2009, respectively.  There were no outstanding borrowings at June 30, 2010 or December 31, 2009.

The Company has access to an unsecured line of credit from the Pacific Coast Banker’s Bank.  This line of credit is equal to $2.0 million as of June 30, 2010.  The line has a one-year term and is renewable annually.  There was no outstanding balance on this line of credit as of June 30, 2010 and December 31, 2009.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)

Note 10 – Earnings (loss) Per Share

Earnings (loss) per share are summarized in the following table:

	Six months ended June 30,
	2010	2009
Net income (loss)	$334,669	$(227,860)

Weighted average number of shares outstanding, basic	2,910,512	2,898,980
Effect of dilutive stock options	-	-
Weighted average number of shares outstanding, diluted	2,910,512	2,898,980
Earnings per share, basic	$0.11	$(0.08)
Earnings per share, diluted	$0.11	$(0.08)

For the six month periods ended June 30, 2009 and 2010, there were no non-dilutive securities included in the calculation for earnings per share.

Note 11 – Stock-based Compensation

    Stock Options and Restricted Stock

    In 2008, the board of directors adopted and shareholders approved an Equity Incentive Plan (the “Plan”).  The plan permits the grant of restricted stock and stock options. Under the Plan, 144,455 shares of common stock were approved for stock options and stock appreciation right and 57,782 shares of common stock were approved for restricted stock and restricted stock units.

    On January 27, 2009, the Compensation Committee of the Board of Directors of the Company awarded shares of restricted stock and stock options to directors, executive officers and employees of the Company and the Bank, pursuant to the Plan. The Company granted 25,998 non-qualified stock options and 82,400 incentive stock options to certain directors and employees.  The Company also granted 52,032 shares of restricted stock to certain directors and employees. During the period ended June 30, 2010, share based compensation expense totaled $66,000.

    All of the awards vest in 20 percent annual increments commencing one year from the grant date. The options are exercisable for a period of 10 years from the date of grant, subject to vesting. Half of the stock options granted to each of the individuals indicated above were at an exercise price of $7.35, which was the fair market value of the Company’s common stock on the grant date. The remaining half of the stock options granted to each of the individuals indicated above were at an exercise price of $8.50, which was $1.15 above the fair market value of the Company’s common stock on the grant date. The vesting date for options and restricted stock is accelerated in the event of the grantee’s death, disability or a change in control of the Company.

    There were 21,680 exercisable stock options as of June 30, 2010. The aggregate intrinsic value of the stock options as of June 30, 2010 was $0.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)

The following is a summary of the Company’s stock option plan awards during the period ended June 30, 2010:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at the beginning of the year	108,398	$7.93	8.58	$-
Granted		-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2010	108,398	$7.93	8.58	$-
Expected to vest, assuming a 0% forfeiture rate over the vesting term	108,398	$7.93	8.58	$-

As of June 30, 2010, there was $199,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized over the remaining weighted-average vesting period of 3.59 years.

Restricted Stock Awards

The fair value of the restricted stock awards is equal to the fair value of the Company’s stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. Shares awarded as restricted stock vest ratably over a five-year period beginning at the grant date with 20% vesting on the anniversary date of each grant date. In November 2008, the Board of Directors authorized management to repurchase up to 57,782 shares of the Company’s outstanding stock over a twelve-month period in order to fund the restricted stock awards made under the Plan, of which 45,800 shares were repurchased.

The following is a summary of the Company’s nonvested restricted stock awards for the period ended June 30, 2010:
Nonvested Shares	Shares	Weighted- Average Grant- Date Fair Value	Aggregate Intrinsic Value

Nonvested at January 1, 2010	52,032	$7.35	$5.00
Granted	-	-	-
Vested	10,406	7.35	5.00
Forfeited	-	-
Nonvested at June 30, 2010	41,626	$7.35	$5.00

Expected to vest assuming a 0% forfeiture rate over the vesting term	41,626	$7.35	$5.00

SOUND FINANCIAL, INC. AND SUBSIDIARY.
Notes to Consolidated Financial Statements (unaudited)

            The aggregate intrinsic value of the nonvested restricted stock options as of June 30, 2010 was $208,000.

As of June 30, 2010, there was $275,000 of unrecognized compensation cost related to non-vested restricted stock granted under the Plan remaining.  The cost is expected to be recognized over the weighted-average vesting period of 3.59 years.

Employee Stock Ownership Plan

In January 2008, the ESOP borrowed $1,155,600 from the Company to purchase common stock of the Company. The loan is being repaid principally from the Company’s contributions to the ESOP over a period of ten years. The interest rate on the loan is fixed at 4.0% per annum.  As of June 30, 2010, the remaining balance of the ESOP loan was $962,000.  Neither the loan nor the related interest is reflected on the consolidated financial statements.

At June 30, 2010, the ESOP was committed to release 11,556 shares of the Company’s common stock to participants and held 92,448 unallocated shares remaining to be released in future years.  The fair value of the 92,448 restricted shares held by the ESOP trust was $462,000 at June 30, 2010.  ESOP compensation expense included in salaries and benefits was $34,000 for the six month period ended June 30, 2010.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains various forward-looking statements that are based on assumptions and describe our future plans and strategies and our expectations.  These forward-looking statements are generally identified by words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar words.  Our ability to predict results or the actual effect of future plans or strategies is uncertain.  Factors which could cause actual results to differ materially from those estimated include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, operating restrictions that may be imposed on us by our regulators, the quality and composition of our loan and investment portfolios, demand for our loan products, deposit flows, our operating expenses, competition, demand for financial services in our market areas and accounting principles and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements, and you should not rely too much on these statements.  We do not undertake, and specifically disclaim, any obligation to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General

Sound Financial, Inc. is a federally chartered stock holding Company and is subject to regulation by the Office of Thrift Supervision (“OTS”).  Sound Financial, Inc. was organized on January 8, 2008, as part of Sound Community Bank’s reorganization into the mutual holding company form of organization.  As part of the reorganization, Sound Community Bank (i) converted to a stock savings bank as the successor to Sound Community Bank in its mutual form (which was originally chartered as a credit union in 1953; (ii) organized Sound Financial, Inc., which owns 100% of the common stock of Sound Community Bank; and (iii) organized Sound Community MHC, (the “MHC”), which currently owns 54% of the common stock of Sound Financial, Inc.  The MHC has no other activities or operations other than its ownership of Sound Financial, Inc.  Sound Community Bank succeeded to the business and operations of the Company in its mutual form and Sound Financial, Inc. has no significant assets other than all of the outstanding shares of common stock of Sound Community Bank, its loan to the Sound Financial, Inc.’s Employee Stock Ownership Plan, and certain liquid assets.

Unless the context otherwise requires, references in this document to the “Company” or “Sound Financial” refer to Sound Financial, Inc. and references to the “Bank” refer to Sound Community Bank (in its stock or mutual form).  References to “we,” “us,” and “our” means Sound Financial, Inc. or Sound Community Bank, unless the context otherwise requires.

In connection with the above-mentioned reorganization, Sound Financial sold 1,297,148 shares of common stock in a subscription offering that closed on January 8, 2008.  Those shares constitute 44% of the outstanding shares of common stock of Sound Financial.  Sound Financial also issued 29,480 shares of common stock to Sound Community Foundation, a charitable foundation created by Sound Community Bank in connection with the mutual holding Company reorganization and subscription offering.  The remaining 1,621,435 shares of common stock of Sound Financial outstanding were issued in accordance with federal law the MHC, a federal mutual holding company.

Substantially all of Sound Financial’s business is conducted through the Bank, which is a federal savings bank subject to extensive regulation by the OTS.  Sound Community Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”).  At June 30, 2010, we had total consolidated assets of $340.9 million, deposits of $285.4 million and stockholders’ equity of $25.3 million.  The shares of Sound Financial are traded on the Over-the-Counter Electronic Bulletin Board under the symbol “SNFL.”  Our executive offices are located at 2005 5th Avenue – Suite 200, Seattle, Washington, 98121.

The Company’s principal business consists of attracting retail and small business deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one- to four-family residences (including home equity loans and lines of credit), commercial real estate, consumer and commercial business loans and, to a lesser extent, construction and development loans.  We offer a wide variety of secured and unsecured consumer loan products, including manufactured home loans, automobile loans, boat loans and recreational vehicle loans.  We intend to continue emphasizing our residential mortgage, home equity and consumer lending, while also expanding our emphasis in commercial real estate and commercial business lending.  In recent years, we have focused on expanding our commercial loan portfolio (commercial real estate, multifamily housing, commercial construction and other commercial loans), which has grown to $113.5 million or 36.6% of our gross loan portfolio at June 30, 2010, from $101.7 million or 34.2% of our loan portfolio at June 30, 2009.

As part of our business, we focus on mortgage loan originations, many of which we sell to Fannie Mae.  We sell these loans with servicing retained to maintain the direct customer relationship and support our emphasis on strong customer service.  We originated $27.6 million and $75.2 million in one- to four-family residential mortgage loans during the six month periods ended June 30, 2010 and 2009, respectively.  During these same periods, we sold $21.2 million and $51.4 million, respectively, of one- to four-family residential mortgage loans.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act that was enacted on July 21, 2010, provides, among other things, for new restrictions and an expanded framework of regulatory oversight for financial institutions and their holding companies, including the Company and the Bank.  Under the new law, the Bank’s primary regulator, the Office of Thrift Supervision, will be eliminated and existing federal thrifts will be subject to regulation and supervision by the Office of Comptroller of the Currency, which currently supervises and regulates all national banks. In addition, beginning in 2011, all financial institution holding companies, including Sound Financial, Inc., will be regulated by the Board of Governors of the Federal Reserve System, including imposing federal capital requirements and may result in additional restrictions on investments and other holding company activities.  The law also creates a new consumer financial protection bureau that will have the authority to promulgate rules intended to protect consumers in the financial products and services market.  The creation of this independent bureau could result in new regulatory requirements and raise the cost of regulatory compliance. In addition, new regulations mandated by the law could require changes in regulatory capital requirements, loan loss provisioning practices, and compensation practices and require holding companies to serve as a source of strength for their financial institution subsidiaries.  Effective July 21, 2011, financial institutions may pay interest on demand deposits, which could increase our interest expense.  We cannot determine the full impact of the new law on our business and operations at this time.  Any legislative or regulatory changes in the future could adversely affect our operations and financial condition.

In response to the financial crisis of 2008 and early 2009, Congress has taken actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the Federal Deposit Insurance Corporation has taken actions to increase insurance coverage on deposit accounts.  The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act provides for the creation of a consumer protection division at the Board of Governors of the Federal Reserve System that will have broad authority to issue regulations governing the services and products we provide consumers.  This additional regulation could increase our compliance costs and otherwise adversely impact our operations.  That legislation also contains provisions that, over time, could result in higher regulatory capital requirements and loan loss provisions for Sound Financial, Inc. and Sound Community Bank and may increase interest expense due to the ability in July 2011 to pay interest on all demand deposits.  In addition, there have been proposals made by members of Congress and others that would reduce the amount delinquent borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral.  Recent regulatory changes impose limits on our ability to change overdraft fees, which may decrease our non-interest income as compared to more recent prior periods.  The potential exists for additional federal or state laws and regulations, or changes in policy, affecting lending and funding practices and liquidity standards.  See “How We Are Regulated.”

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

Recent Developments

In July 2010 the Company and Bank entered into a Memorandum of Understanding (“MOU”) with the OTS.  Under that agreement, the Bank must, among other things, develop a business plan for achieving and maintaining a minimum Tier 1 Capital Ratio of 8% and a minimum Total Risk-Based Capital Ratio of 12%, compared to its current minimum required regulatory Tier 1 Capital Ratio of 4% and Total Risk-Based Capital Ratio of 8%.  As of June 30, 2010, the Bank’s Tier 1 Ratio was 7.40% and its Total Risk-Based Capital Ratio was 11.08%.  The MOU also requires the Bank to (a) remain in compliance with the minimum capital ratios contained in the business plan; (b) obtain written approval from the OTS prior to the Bank declaring a dividend; (c) submit a quarterly update to its Classified Asset Reduction Plan; and (d) not increase the dollar amount of brokered deposits without prior written non-objection of the OTS.

The Board and Bank management believes that the agreement will not fundamentally constrain the Bank’s business and that compliance with the agreement can be achieved.  The requirements of the agreement will remain in effect until modified or terminated by the OTS.  We are required to comply with the terms of the MOU and lack of compliance could result in monetary penalties and/or additional regulatory actions.

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

General.  Total assets increased by $3.1 million to $340.9 million at June 30, 2010.  The change was primarily the result of a $19.1 million, or 6.7%, increase in our loan portfolio, which was offset by a $9.8 million, or 62.6%, decrease in cash and cash equivalents, a $5.6 million, or 56.3%, decrease in mortgage-backed securities, and a $1.8 million, or 61.6% decrease in loans held for sale.

Loans.  Our net loan portfolio increased $19.1 million, or 6.7%, to $305.4 million at June 30, 2010, from $286.4 million at December 31, 2009.  The changes in our net loan portfolio are reflected in Note 6 to our financial statements above.  The most significant changes include a $7.9 million, or 40.4%, increase in multifamily real estate loans and a $12.4 million, or 23.6%, increase in commercial real estate loans and a $1.4, or 21.2%, decrease in auto loans.  The increase in multifamily and commercial real estate loans during the six months ended June 30, 2010 is consistent with our strategy to diversify our loan portfolio and increase the amount of generally higher-yielding multifamily and commercial loans in our portfolio, which may in turn require higher ALLL levels.  Included in the increase to commercial real estate loans was a $3.4 million loan participation with another bank located in the Seattle area. The decrease in auto loan demand is primarily a result of the general state of the economy which is negatively impacting auto sales coupled with aggressively subsidized rates currently offered by auto manufacturers.

           Allowance for Loan Losses.  Our allowance for loan losses at June 30, 2010, was $4.0 million, or 1.31%, of net loans receivable, compared to $3.5 million, or 1.21%, of net loans receivable at December 31, 2009.  The increase in the allowance for loan losses was the result of a $2.2 million provision for loan losses recorded during the six months ended June 30, 2010, offset by net charge-offs of non-performing loans totaling $1.7 million.  This provision was primarily made as a result of increases in our commercial loan portfolio in the 2010 period, as compared to the 2009 period, an increase in our specifically impaired loans and an evaluation of prevailing housing and other market conditions.  Non-performing loans decreased to $3.1 million at June 30, 2010, from $3.6 million at December 31, 2009.  Non-performing loans to total loans decreased to 1.01% at June 30, 2010, from 1.25% at December 31, 2009.  Other real estate owned increased by $464,000, or 33.5% to $1.8 million at June 30, 2010, compared to $1.4 million as of December 31, 2009.  This increase is a result of four additional one-to-four family properties taken back by the Bank in the period and the sale of two previously held properties.  Nonperforming assets decreased to $11.5 million at June 30, 2010, from $12.4 million at December 31, 2009.  The largest nonperforming assets at June 30, 2010 consisted of a $1.1 million commercial development loan, a $552,000 one-to-four family real estate loan, and a $522,000 commercial real estate loan.

Cash, Cash Equivalents and Securities.  Cash and cash equivalents decreased by $9.8 million, or 62.6%, to $5.9 million at June 30, 2010.  The securities portfolio, which consists of mortgage-backed securities designated as available-for-sale and FHLB stock carried at cost, decreased by $5.6 million, or 56.3%, to $4.3 million at June 30, 2010 from $9.9 million at December 31, 2009.  The decreases in cash and securities during the six month period were used to fund the Company’s loan growth which was $19.1 million during the period.

Included in our investment portfolio are $4.3 million in non-agency mortgage-backed securities.  These securities present a level of credit risk that does not exist currently with agency backed securities which are guaranteed by the United States government. In order to monitor the risk of these securities, management receives a credit surveillance report which considers various factors for each security including original credit scores, loan to value, geography, delinquency and loss history.  The report also evaluates the underlying loans within the security to project future losses based on various home price depreciation scenarios over a three year horizon.  Based on this analysis, management does not expect to incur any principal loss on any of these investments as of June 30, 2010.  However, we did record OTTI of $51,000 on two securities during the period as discussed in Note 7. The current market environment significantly limits our ability to mitigate our exposure to valuation changes in these securities by selling them.  Accordingly, if market conditions deteriorate further and we determine our holdings of these or other investment securities are other than temporarily impaired (OTTI), our future earnings, shareholders’ equity, regulatory capital and continuing operations could be materially adversely affected.

Deposits.  Total deposits decreased by $2.2 million, or 0.8%, to $285.3 million at June 30, 2010, from $287.6 million at December 31, 2009.  Decreases in time deposits, money market accounts, and interest-bearing checking accounts were offset by increases in savings, escrow and noninterest-bearing checking accounts.  The $3.9 million, or 398.8%, increase in noninterest-bearing escrow accounts were primarily a result of the purchase of a servicing portfolio from Leader Financial in the fourth quarter of 2009. The decrease in time deposits and other interest-bearing accounts was primarily a result of a reduction in public fund deposits.  The Company continues to emphasize the generation of additional low-cost core deposits and has reduced its cost of deposits over the past 18 months.

Borrowings.  Federal Home Loan Bank advances increased by $6.6 million, or 33.1%, to $26.6 million at June 30, 2010, from $20.0 million at December 31, 2009.  The borrowings were partially taken out to fund loan growth and also to manage the Company’s interest rate risk.  There were no outstanding balances of other borrowings at June 30, 2010 or December 31, 2009.  The weighted average cost of borrowings during the three and six months ended June 30, 2010 was 2.73% and 2.70%, respectively.

Equity.  Total equity increased $231,000, or 0.9%, to $25.3 million at June 30, 2010, from $25.1 million at December 31, 2009.  This reflects $335,000 in earnings, $66,000 in unrecognized compensation cost related to nonvested stock options and a $26,000 adjustment to equity due to the adoption of fair value accounting for mortgage servicing rights which were offset by a $168,000 increase in the net loss in fair value of available for sale investments and $27,000 in dividends.

Comparison of Results of Operation for the Three and Six Months Ended June 30, 2010 and 2009

General.  Net income increased $580,000 to $278,000 for the three months ended June 30, 2010 compared to a net loss of $303,000 for the three months ended June 30, 2009.  Higher interest income, lower interest expense and lower provision for loan losses was partially offset by higher noninterest expense in the period.

Net income increased $563,000 to $335,000 for the six months ended June 30, 2010 compared to a net loss of $228,000 for the six months ended June 30, 2009 for similar reasons to those stated above.

Interest Income.  Interest income increased by $186,000, or 3.9%, to $4.9 million for the three months ended June 30, 2010 from $4.7 million for the three months ended June 30, 2009.  The increase in interest income for the period reflects higher overall loan balances, particularly an increase in the amount of multifamily and commercial real estate loans at generally higher rates. The weighted average yield on loans decreased to 6.26% for the three months ended June 30, 2010, from 6.48% for the three months ended June 30, 2009.  The decrease was primarily the result of overall decreases in the rate environment, which include record lows in the prime interest rate and the 1-year Treasury bill rate, which we use to set and adjust rates for certain variable rate loans.

Interest income increased $418,000, or 4.5%, to $9.7 million for the six months ended June 30, 2010 from $9.3 million for the six months ended June 30, 2009.  The weighted average yield on loans decreased to 6.27% for the six months ended June 30, 2010, from 6.55% for the six months ended June 30, 2009.  The decrease in yield was primarily the result of overall decreases in the rate environment, which include record lows in the prime interest rate and the 1-year Treasury bill rate, which we use to set and adjust rates for certain variable rate loans as well as interest adjustments from nonperforming loans and troubled debt restructures.

Interest Expense.  Interest expense decreased $698,000, or 37.7%, to $1.2 million for the three months ended June 30, 2010, from $1.9 million for the three months ended June 30, 2009.  The decrease for the period resulted primarily from the lower interest rates paid on repricing deposits and lower borrowing costs as a result of the continued low interest rate environment.  Our weighted average cost of interest-bearing liabilities was 1.47% for the three months ended June 30, 2010, compared to 2.63% for the same period in 2009.

Interest expense decreased $1.4 million, or 38.2%, to $2.3 million for the six months ended June 30, 2010, from $3.8 million for the six months ended June 30, 2009.  The decrease for the period resulted primarily from the lower interest rates paid on repricing deposits and FHLB advances as a result of the continued low interest rate environment.  Our weighted average cost of interest-bearing liabilities was 1.50% for the six months ended June 30, 2010, compared to 2.75% for the same period in 2009.

Interest paid on deposits decreased $617,000, or 38.6%, to $983,000 for the three months ended June 30, 2010, from $1.6 million for the three months ended June 30, 2009.  The decrease for the three month period resulted primarily from a decrease in the weighted average cost of deposits. We experienced a 122 basis point decrease in the average rate paid on deposits during the three months ended June 30, 2010, compared to the same period in 2009, from 2.58% to 1.36%, respectively.  This decrease in average rates was a result of the repricing of matured certificates of deposit that the Bank was able to retain at significantly lower rates as well as lower interest rates paid on savings, NOW and money market accounts.

Interest paid on deposits decreased $1.3 million, or 38.5%, to $2.0 million for the six months ended June 30, 2010, from $3.3 million for the six months ended June 30, 2009.  The decrease for the six month period resulted primarily from a decrease in the weighted average cost of deposits. We experienced a 131 basis point decrease in the average rate paid on deposits during the six months ended June 30, 2010, compared to the same period in 2009, from 2.71% to 1.40%, respectively.  This decrease in average rates was a result of the repricing of matured certificates of deposit that the Bank was able to retain at significantly lower rates as well as lower interest rates paid on savings, NOW and money market accounts.

Interest paid on borrowings decreased $81,000, or 32.4%, to $169,000 for the three months ended June 30, 2010 from $250,000 for the three months ended June 30, 2009.  The decrease resulted from a decrease in the average balance of outstanding borrowings of $8.3 million, to $24.9 million for the three months ended June 30, 2010, from $33.2 million for the three months ended June 30, 2009 coupled with a lower weighted average cost of borrowings during the 2010 period.  We experienced a 29 basis point decrease in the average cost of borrowings during the three months ended June 30, 2010, compared to the same period in 2009, from 3.02% to 2.73%, respectively.

Interest paid on borrowings decreased $184,000, or 36.7%, to $318,000 for the six months ended June 30, 2010 from $502,000 for the six months ended June 30, 2009.  The decrease resulted from a decrease in the average balance of outstanding borrowings of $8.0 million, to $23.5 million for the six months ended June 30, 2010, from $31.6 million for the six months ended June 30, 2009 coupled with a lower weighted average cost of borrowings during the 2010 period.  We experienced a 48 basis point decrease in the average cost of borrowings during the six months ended June 30, 2010, compared to the same period in 2009, from 3.18% to 2.70%, respectively.

Net Interest Income.  Net interest income increased $884,000, or 30.6%, to $3.8 million for the three months ended June 30, 2010, from $2.9 million for the three months ended June 30, 2009.  The increase in net interest income for the three-month period primarily resulted from higher yields earned on our expanding multifamily and commercial real estate portfolio and decreased interest expense on deposits and borrowings as a result of the continued low interest rate environment.  Our net interest margin was 4.65% for the three months ended June 30, 2010, which is an increase from 3.98% for the three months ended June 30, 2009.

Net interest income increased $1.9 million, or 33.6%, to $7.4 million for the six months ended June 30, 2010, from $5.5 million for the six months ended June 20, 2009.  The increase in net interest income for the six-month period primarily resulted from higher yields earned on our expanding multifamily and commercial real estate portfolio and decreased interest expense on deposits and borrowings as a result of the continued low interest rate environment.  Our net interest margin was 4.72% for the six months ended June 30, 2010, which is an increase from the 3.90% for the six months ended June 30, 2009.

Provision for Loan Losses.  We establish provisions for loan losses, which are charged to earnings, at a level required to reflect management’s best estimate of the probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, peer group data, prevailing economic conditions, and other current factors.  Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions and other relevant data.  Loans, for which management has concerns about the borrowers’ ability to repay, are evaluated individually, and specific loss allocations are provided for these loans when necessary.

A provision for loan losses of $775,000 was made during the three months ended June 30, 2010, compared to provision of $925,000 during the three months ended June 30, 2009.  A provision of $2.2 million was made during the six months ended June 30, 2010, compared to a provision of $1.4 million during the six months ended June 30, 2009.  The higher provision in the six month period was primarily attributable to increases in net charge-offs, increases in our commercial loan portfolio, an increase in our overall loan portfolio and continuing declines in market conditions in the areas where we do business

At June 30, 2010, the annualized ratio of net charge-offs to average loans increased 53 basis points to 1.12% from 0.59% at June 30, 2009.  The ratio of non-performing loans to total loans increased 23 basis points to 1.34% from 1.11% at June 30, 2009.

Noninterest Income.  Noninterest income decreased $2,000, or 0.4%, to $516,000 for the three months ended June 30, 2010, from $518,000 for the three months ended June 30, 2009.  The primary reasons for this decrease included a $210,000 fair value adjustment to our mortgage servicing portfolio, a $132,000 decrease in mortgage servicing income and a $51,000 OTTI impairment on securities.  These decreases were offset by a $321,000 decrease on losses as a result of OREO and other asset sales and a $74,000 increase in service charges and other fee income compared to the three months ended June 30, 2009.

Noninterest income increased $548,000, or 49.7%, to $1.7 million for the six months ended June 30, 2010, from $1.1 million for the six months ended June 30, 2009.  The primary reasons for this increase included a $466,000 decrease on losses as a result of OREO and other assets sales, an $89,000 increase in service charges and other fee income, a $75,000 increase in the fair value of our mortgage servicing portfolio, and a $46,000 increase in gain on the sale of loans to Fannie Mae.  These were offset by a $142,000 decrease in mortgage servicing income compared to the six months ended June 30, 2009.

Noninterest Expense.  Noninterest expense increased $169,000, or 5.7%, to $3.1 million for the three months ended June 30, 2010, compared to $3.0 million for the three months ended June 30, 2009.  Noninterest expense increased $748,000, or 13.2%, to $6.4 million for the six months ended June 30, 2010, compared to $5.6 million for the six months ended June 30, 2009.  The increase in the three month period was primarily the result of an increase in salaries and benefits of $234,000 due to staffing increases, a $53,000 increase in data processing expense, and a $43,000 increase in occupancy expenses.  Increased data processing and occupancy expenses are associated with our purchase of two 1st Security of Washington branches and reflect the increased costs associated with servicing those clients as well as our own expanding client base.  These increases were partially offset by decreases in regulatory expenses of $114,000 due to a FDIC special assessment imposed in 2009 and operations expenses of $47,000 compared to the three months ended June 30, 2009.  The increase in six month period was primarily the result of an increase in salaries and benefits of $453,000, $154,000 increase in occupancy expense, a $64,000 increase in data processing, and a $57,000 increase in regulatory expenses.  The increases are primarily a result of our expanded operations from the branch purchases and internal growth.

Income Tax Expense (Benefit).  For the three months ended June 30, 2010, we incurred an income tax expense of $101,000 on our pre-tax income as compared to an income tax benefit of $181,000 for the three month period ended June 30, 2009.  For the six months ended June 30, 2010, we incurred an income tax expense of $93,000 on our pre-tax income as compared to an income tax benefit of $175,000 for the six month period ended June 30, 2009.

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

A summary of our off-balance sheet commitments to extend credit at June 30, 2010, is as follows:

Off-balance sheet loan commitments:
Commitments to make loans	$4,885,000
Undisbursed portion of loans closed	3,680,000
Unused lines of credit	28,271,000
Irrevocable letters of credit	265,000
Total loan commitments	$37,101,000

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

The Bank maintains cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for funds (particularly withdrawals of deposits).  At June 30, 2010, the Bank had $5.9 million in cash and investment securities available for sale and $1.1 million in loans held for sale which are generally available for its short-term cash needs.  We can also generate funds from borrowings, primarily from the FHLB.  At June 30, 2010, the Bank had the ability to borrow an additional $92.7 million in FHLB advances.  The Bank has additional lines of credit to further diversify our liquidity sources at the Federal Reserve Discount Window and the Pacific

Coast Banker’s Bank (PCBB).  At June 30, 2010, the Bank had the ability to borrow an additional $4.6 million from the Federal Reserve and $2.0 million from PCBB.

At June 30, 2010, we had $37.1 million in outstanding loan commitments, including unused lines of credit and unfunded letters of credit.  Certificates of deposit scheduled to mature in one year or less at June 30, 2010, totaled $110.5 million and have a weighted average cost of 2.2%.  It is management’s policy to maintain deposit rates that are competitive with other local financial institutions.  Based on this management strategy and our own experience, we believe that a majority of maturing deposits will remain with the Bank.  We do not utilize wholesale or brokered deposits to meet our funding needs.  For additional information on liquidity refer to the statement of cash flows.

Capital

The Bank is subject to minimum capital requirements imposed by the Office of Thrift Supervision (“OTS”).  Based on its capital levels at June 30, 2010, the Bank exceeded these regulatory requirements as of that date and continues to exceed them as of the date of this filing.  Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the capital categories of the OTS.  Based on capital levels at June 30, 2010, the Bank was considered to be well-capitalized as determined by existing OTS written guidelines.  Management monitors the capital levels of the Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well-capitalized” institutions.

As discussed earlier, the Bank has been directed by the OTS to reach an 8% Tier I ratio and a 12% total risk-based capital by March 31, 2010.  Management has a plan to achieve those levels and based on current capital levels and current performance, believes the goal is attainable by the date directed.

The following table shows the capital ratios of the Bank at June 30, 2010:

	Actual		Minimum Capital Requirements		Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Tier 1 Capital to total adjusted assets (2)	$25,254	7.40%	$13,658	4.00%	$17,072	5.00%
Tier 1 Capital to risk-weighted assets (1)	$25,254	9.83%	$10,279	4.00%	$15,419	6.00%
Total Capital to risk-weighted assets (1)	$28,465	11.08%	$20,559	8.00%	$25,699	10.00%

____________
1.  Based on risk-weighted assets of $256,985 at June 30, 2010.
2.  Based on total adjusted assets of $341,443 at June 30, 2010.

Item 3      Quantitative and Qualitative Disclosures About Market Risk

Not required; the Company is a smaller reporting company.

Item 4      Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act") as of June 30, 2010, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the quarter ended June 30, 2010, that has materially affected, or is likely to materially affect our internal control over financial reporting.

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

Item 2         Unregistered Sales of Equity Securities and use of Proceeds

(a)           Recent Sales of Unregistered Securities

Nothing to report.

(b)           Use of Proceeds

Nothing to report.

 (c)           Stock Repurchases

Nothing to report

Item 3         Defaults Upon Senior Securities

Nothing to report.

Item 4         Reserved

Nothing to report.

Item 5.        Other Information

Nothing to report.

Item 6      Exhibits
Exhibit Number	Document [Missing Graphic Reference]	Reference to Prior Filing or Exhibit Number Attached Hereto

3.1	Charter for Sound Financial, Inc.	*
3.2	Bylaws of Sound Financial, Inc.	**
4	Form of Stock Certificate of Sound Financial, Inc.	**
10.1	Employment Agreement with Laura Lee Stewart	*
10.2	Executive Long Term Compensation Agreement with Laura Lee Stewart	*
10.3	Executive Long Term Compensation Agreement with Patricia Floyd	*
10.4	Sound Community Incentive Compensation Achievement Plan	*
10.5	Summary of Annual Bonus Plan	*
10.6	Summary of Quarterly Bonus Plan	*
10.7	Director Fee Arrangements for 2009	***
10.8	Sound Financial, Inc. 2008 Equity Incentive Plan	***
10.9	Form of Incentive Stock Option Agreement under the 2008 Equity Incentive Plan	+
10.10	Form of Non-Qualified Stock Option Agreement under the 2008 Equity Incentive Plan	+
10.11	Form of Restricted Stock Agreement under the 2008 Equity Incentive Plan	+
10.12	Employment Agreements with executive officers Matthew Denies, Matthew Moran, Scott Boyer and Marlene Price	++
11	Statement re computation of per share earnings	None
15	Letter re unaudited interim financial information	None
18.1	Letter re change in accounting principles	+++
19	Reports furnished to security holders	None
22	Published report regarding matters submitted to vote of security holders	None
23	Consents	None
24	Power of Attorney	None
31.1	Rule 13a–14(a) Certification of Chief Executive Officer	31.1
31.2	Rule 13a–14(a) Certification of Chief Financial Officer	31.2
32	Section 1350 Certification	32
*	Filed as an exhibit to the Company's Form SB–2 registration statement filed on September 20, 2007 (File No.333–146196) pursuant to Section 5 of the Securities Act of 1933.
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

SOUND FINANICAL, INC.

August 16, 2010	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President and Chief Executive Officer

August 16, 2010	By:	/s/ Matthew P. Deines
Matthew P. Deines
Executive Vice President
Chief Financial Officer
Principal Financial and Accounting Officer

Exhibit Index

31.1	Rule 13a–14(a) Certification of Chief Executive Officer	31.1
31.2	Rule 13a–14(a) Certification of Chief Financial Officer, Principal Financial and Accounting Principal	31.2
32	Section 1350 Certification	32