Form 10-Q
period 2010-09-30
Sound Financial, Inc.
filed 2010-11-15
CIK 1410087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 12, 2010, there were 3,000,095 shares of the registrant’s common stock outstanding.

SOUND FINANCIAL, INC.
FORM 10-Q
TABLE OF CONTENTS

Page Number
PART I INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	3
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Three and Nine Month Periods Ended September 30, 2010 and 2009 (unaudited)`	4
Consolidated Statement of Stockholders’ Equity for the Nine Month Period Ended September 30, 2010 (unaudited)	5
Consolidated Statements of Cash Flows For the Nine Month Periods Ended September 30, 2010 and 2009 (unaudited)	6
Selected Notes to Consolidated Financial Statements	8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4. Controls and Procedures	32
PART II OTHER INFORMATION
Item 1. Legal Proceedings	33
Item 1A Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3. Defaults Upon Senior Securities	33
Item 4. (Removed and Reserved)	33
Item 5. Other Information	33
Item 6. Exhibits	34
SIGNATURES
EXHIBITS

PART I                      FINANCIAL INFORMATION

Item 1                      Financial Statements

SOUND FINANCIAL, INC AND SUBSIDIARY
Consolidated Balance Sheets
(unaudited)
	SEPTEMBER 30,	DECEMBER 31,
	2010	2009
ASSETS
Cash and cash equivalents	$9,589,103	$15,678,766
Available-for-sale securities (AFS), at fair value	4,655,148	9,899,092
Federal Home Loan Bank stock, at cost	2,444,000	2,444,000
Loans held for sale	1,836,246	2,857,700
Loans	308,713,087	289,824,133
Less allowance for loan losses	(3,920,649)	(3,467,567)
Total loans, net	304,792,438	286,356,566

Accrued interest receivable	1,312,750	1,305,590
Premises and equipment, net	3,365,807	3,523,753
Bank-owned life insurance	6,662,766	6,462,892
Mortgage servicing rights, at fair value	2,878,261	2,017,489
Mortgage servicing rights, at cost	-	1,309,809
Other real estate owned and repossessed assets	3,313,005	1,383,638
Other assets	4,863,240	4,566,464
Total assets	$345,712,764	$337,805,759

LIABILITIES
Deposits
Interest-bearing	$257,524,623	$266,337,202
Noninterest-bearing demand	28,252,172	21,226,575
Total deposits	285,776,795	287,563,777
Borrowings	30,209,908	20,000,000
Accrued interest payable	133,179	166,043
Other liabilities	2,953,212	4,668,216
Advance payments from borrowers for taxes and insurance	526,939	339,566
Total liabilities	319,600,033	312,737,602
COMMITMENTS AND CONTINGENCIES (NOTE 4)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none outstanding	-	-
Common stock, $0.01 par value, 24,000,000 shares authorized, 3,000,095 issued and 3,000,095 outstanding as of September 30, 2010 and December 31, 2009	30,001	30,001
Additional paid-in capital	11,786,641	11,687,641
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(924,480)	(924,480)
Retained earnings	15,968,961	15,214,549
Accumulated other comprehensive loss, net of tax	(748,392)	(939,554)
Total stockholders’ equity	26,112,731	25,068,157
Total liabilities and stockholders’ equity	$345,712,764	$337,805,759

                                  See notes to consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009
INTEREST INCOME
Loans, including fees	$4,851,941	$4,631,043	$14,228,674	$13,478,731
Interest and dividends on investments,
cash and cash equivalents	77,619	311,757	395,374	740,103

Total interest income	4,929,560	4,942,800	14,624,048	14,218,834

INTEREST EXPENSE
Deposits	889,306	1,547,045	2,892,339	4,802,659
FHLB advances and other borrowings	153,391	256,407	471,026	758,500

Total interest expense	1,042,697	1,803,452	3,363,365	5,561,159

NET INTEREST INCOME	3,886,863	3,139,348	11,260,683	8,657,675

PROVISION FOR LOAN LOSSES	950,000	950,000	3,150,000	2,325,000

NET INTEREST INCOME
AFTER PROVISION FOR LOAN LOSSES	2,936,863	2,189,348	8,110,683	6,332,675

NONINTEREST INCOME
Service charges and fee income	559,269	544,848	1,637,695	1,534,522
Earnings on cash surrender value
of bank-owned life insurance	66,274	71,541	199,874	203,541
Mortgage servicing income	75,343	179,501	381,531	639,405
Fair value adjustment on mortgage servicing rights	(284,067)	-	(197,254)	-
Gain on sale of securities	-	-	64,070	-
Total other-than-temporary impairment losses	(47,416)	-	(98,671)	-
Loss on sale of assets	(202,204)	(34,294)	(291,080)	(588,870)
Gain on bargain purchase	-	226,816	-	226,816
Gain (loss) on sale of loans	342,903	(20,143)	465,164	56,030

Total noninterest income	510,102	968,269	2,161,329	2,071,444

NONINTEREST EXPENSE
Salaries and benefits	1,352,134	1,421,141	4,513,256	4,129,336
Operations	749,864	974,839	2,396,732	2,598,406
Regulatory assessments	205,244	125,857	643,683	511,095
Occupancy	328,435	307,070	1,017,613	841,832
Data processing	211,993	239,922	673,268	637,362

Total noninterest expense	2,847,670	3,068,829	9,244,552	8,718,031

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	599,295	88,788	1,027,460	(313,912)

PROVISION (BENEFIT) FOR INCOME TAXES	178,338	12,550	271,834	(162,289)

NET INCOME (LOSS)	$420,957	$76,238	$755,626	$(151,623)

UNREALIZED GAIN (LOSS) ON AFS SECURITIES, NET OF TAX	$359,615	$(124,233)	$191,162	$(138,342)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	$780,572	$(47,995)	$946,788	$(289,965)
BASIC EARNINGS (LOSS) PER SHARE	$0.14	$0.03	$0.26	$(0.05)
DILUTED EARNINGS (LOSS) PER SHARE	$0.14	$0.03	$0.26	$(0.05)

See notes to consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders’ Equity
For the Nine Months Ended September 30, 2010 (unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
BALANCE, December 31, 2009	3,000,095	$30,001	$11,687,641	$(924,480)	$15,214,549	$(939,554)	$25,068,157

Adoption of fair value option on mortgage servicing rights, net of tax of $13,150					25,527		25,527

Other comprehensive income:

Net income					755,626		755,626

Net unrealized gain in fair value of available for sale securities, net of tax of $98,477						191,162	191,162

Total comprehensive income							946,788

Cash dividend declared and paid ($0.02 per share)					(26,741)		(26,741)

Compensation related to stock options and restricted stock			99,000				99,000

BALANCE, September 30, 2010	3,000,095	$30,001	$11,786,641	$(924,480)	$15,968,961	$(748,392)	$26,112,731

See notes to consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$755,627	$(151,623)
Adjustments to reconcile net income (loss) to net cash from operating activities
Accretion of net premium on investments	(231,363)	(28,062)
Gain on sale of available for sale securities	64,070	-
Other-than-temporary impairment on available for sale securities	(98,671)	-
Provision for loan losses	3,150,000	2,325,000
Depreciation and amortization	374,265	366,178
Compensation expense related to stock options and restricted stock	99,000	90,000
Fair value loss on mortgage servicing rights	170,385
Additions to mortgage servicing rights	(392,182)	(689,219)
Amortization of mortgage servicing rights	670,834	337,938
Increase in cash surrender value of bank owned life insurance	(199,874)	(203,541)
Proceeds from sale of loans	39,709,740	68,755,636
Originations of loans held for sale	(39,153,450)	(74,246,826)
Loss on sale of other real estate owned and repossessed assets	291,080	588,870
Gain on sale of loans	465,164	(56,030)
Gain on bargain purchase	-	(226,816)
(Decrease) increase in operating assets and liabilities
Accrued interest receivable	(7,160)	(311,171)
Other assets	(456,476)	1,590,953
Accrued interest payable	(32,864)	(31,740)
Other liabilities	(1,715,004)	110,426

Net cash provided (used) by from operating activities	3,488,648	(1,780,027)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and sales of available for sale securities	11,692,543	2,929,534
Purchase of available for sale investments	(5,831,773)	(29,875,345)
Cash proceeds from branch acquisitions	-	31,729,000
Net increase in loans	(24,857,663)	(22,107,977)
Improvements to OREO and other repossessed assets	-	(81,047)
Proceeds from sale of OREO and other repossessed assets	1,051,344	2,046,904
Purchases of premises and equipment	(216,319)	(1,633,935)

Net cash used by investing activities	(18,161,868)	(16,992,866)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits, net of acquired deposits	(1,786,982)	44,010,597
Proceeds from borrowings	65,700,000	98,530,000
Repayment of borrowings	(55,490,090)	(115,749,355)
Repurchase of common stock	-	(226,516)
Cash dividends paid	(26,741)	(106,131)
Net change in advances from borrowers for taxes and insurance	187,373	239,889

Net cash provided by financing activities	8,583,557	26,698,484

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,089,662)	7,925,591

CASH AND CASH EQUIVALENTS, beginning of period	15,678,766	5,607,800

CASH AND CASH EQUIVALENTS, end of period	9,589,103	13,533,391

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	625,000	-
Interest paid on deposits and borrowings	3,396,229	5,592,899
Net transfer of loans to other real estate owned	3,271,791	1,652,654
Net assets acquired from 1st Security Bank of Washington
Assets acquired	-	33,912,000
Assets assumed	-	33,685,000

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

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855) – Amendments to Certain Recognition and disclosure Requirements.  This ASU eliminates the requirement  to disclose the date through which a company has evaluated subsequent events and refines the scope of the disclosure requirements for reissued financial statements. This ASU was effective for the first quarter of 2010 and did not have a material impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued ASU No. 2010-11, Derivatives and Hedging (Topic 815) – Scope Exception Related to Embedded Credit Derivatives. The ASU eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)

created solely by subordination of one financial instrument to another.  The ASU was effective the third quarter of 2010 and did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-18, Receivables (Topic 310) – Effect of a Loan Modification When the Loan Is Part of a Pool That is Accounted for as a Single Asset.  This ASU clarifies that modifications of loans that are accounted for within a pool under Topic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. No additional disclosures are required with this ASU. The amendments in this ASU are effective for modifications of loans accounted for within pools under Topic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  Upon initial adoption of the guidance in this ASU, an entity may make a onetime election to terminate accounting for loans as a pool under Topic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. This ASU was effective for the third quarter of 2010 and did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU expands existing disclosures to require an entity to provide additional information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them. Specifically, entities will be required to present a rollforward of activity in the allowance for credit losses, the nonaccrual status of financing receivables by class of financing receivables, and impaired financing receivables by class of financing receivables, all on a disaggregated basis. The ASU also requires an entity to provide additional disclosures on credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables at the end of the reporting period by class of financing receivables, the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses, the nature and extent of financing receivables modified as troubled debt restructurings within the previous 12 months that defaulted during the reporting period by class of financing receivables and their effect on the allowance for credit losses, and significant purchases and sales of financing receivables during the reporting period disaggregated by portfolio segment. For public entities, the disclosures of period-end balances are effective for interim and annual reporting periods ending after December 15, 2010. For public entities, the disclosures of activity are effective for interim and annual reporting periods beginning on or after December 15, 2010. The impact of adoption is not expected to have a material impact on the Company’s consolidated financial statements, but it will result in a significant expansion of the Company’s credit disclosures.

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

Level 3: Assets or liabilities whose significant value drivers are unobservable

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to fair value measurements.  In certain cases, the inputs used to measure fair value of an asset or liability may fall into different levels of the fair value hierarchy.  The level within which the fair value measurement is categorized is based on the lowest level unobservable input that is significant to the fair value measurement in its entirety.  Therefore, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable.

Valuation Methodologies

A description of the valuation methodologies used for certain financial assets and financial liabilities measured at fair value is as follows:

Mortgage Servicing Rights - The fair value of purchased mortgage servicing rights is estimated using a discounted cash flow model based on market information from a third party. These assets are classified as Level 3.  At September 30, 2010, mortgage servicing rights are carried at fair value.

AFS Securities – AFS securities are recorded at fair value based on quoted market prices, if available. If quoted market prices are not available, management utilizes third-party pricing services, broker quotations from dealers in the specific instruments, or discounted cash flow models. Level 1 securities include those traded on an active exchange, as well as U.S. government and its agencies securities. Level 2 securities include agency and non-agency mortgage-backed securities and certain collateralized mortgage obligations (CMOs).

Loans Held for Sale - Residential mortgage loans held for sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. These loans are classified as Level 2 and are measured on a nonrecurring basis.  At September 30, 2010, loans held for sale were carried at cost.

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

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)

The following tables present the balances of assets measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009:

	Fair Value at September 30, 2010
Description	Total	Level 1	Level 2	Level 3
Mortgage Servicing Rights	$2,878,261	$-	$-	$2,878,261
Agency Mortgage-backed Securities	60,544		60,544
Non-agency Mortgage-backed Securities	4,594,604	-	4,594,604	-
Total	$7,533,409	$-	$4,655,148	$2,878,261

	Fair Value at December 31, 2009
Description	Total	Level 1	Level 2	Level 3
Mortgage Servicing Rights	$2,017,489	$-	$-	$2,017,489
Agency Mortgage-backed Securities	3,369,731	-	3,369,731	-
Non-agency Mortgage-backed Securities	6,529,361	-	6,529,361	-
Total	$11,916,581	$-	$9,899,092	$2,017,489

The following table presents the balance of assets measured at fair value on a nonrecurring basis at September 30, 2010 and December 31, 2009, and the total losses resulting from these fair value adjustments for the nine months ended September 30, 2010 and the twelve months ended December 31, 2009:

	Fair Value at September 30, 2010				Nine Months Ended September 30, 2010
Description	Total	Level 1	Level 2	Level 3	Total Losses
Loans Held for Sale	$1,836,246	$-	$1,836,246	$-	$-
OREO and Repossessed Assets	3,313,005	-	-	3,313,005	291,080
Impaired Loans	14,460,829	-	-	14,460,829	2,893,507
Total	$19,610,080	$-	$1,836,246	$17,773,834	$3,184,587

	Fair Value at December 31, 2009				Twelve Months Ended December 31, 2009
Description	Total	Level 1	Level 2	Level 3	Total Losses
Loans Held for Sale	$2,857,700	$-	$2,857,700	$-	$-
Mortgage Servicing Rights, at cost	1,309,809	-	-	1,309,809	38,677
OREO and Repossessed Assets	1,383,638	-	-	1,383,638	627,089
Impaired Loans	11,719,926	-	-	11,719,926	1,424,270
Total	$17,271,073	$-	$2,857,700	$14,413,373	$2,090,036

    There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at September 30, 2010 or December 31, 2009.

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

Loans Held for Sale - Residential mortgage loans held for sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. These loans are classified as Level 2 and are measured on a nonrecurring basis.  At September 30, 2010, loans held for sale were carried at cost.

Mortgage Servicing Rights - The fair value of purchased mortgage servicing rights is estimated using a discounted cash flow model based on market information from a third party. These assets are classified as Level 3.  At September 30, 2010, mortgage servicing rights are carried at fair value.  Prior to January 1, 2010, originated mortgage servicing rights were recorded at the lower of cost or fair value by tranche. The fair value of purchased mortgage servicing rights were estimated using a discounted cash flow model based on market information from a third party and classified as Level 3.

FHLB stock - The estimated fair value is equal to the par value of the stock.

Bank-owned Life Insurance - The estimated fair value is equal to the cash surrender value of policies.

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

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)

The estimated fair value of the Company’s financial instruments is summarized as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$9,589,103	$9,589,103	$15,678,766	$15,678,766
AFS securities	4,655,148	4,655,148	9,899,092	9,899,092
FHLB stock	2,444,000	2,444,000	2,444,000	2,444,000
Loans held for sale	1,836,246	1,836,246	2,857,700	2,857,700
Loans, net	304,792,438	305,577,512	286,356,566	286,430,669
Accrued interest receivable	1,312,750	1,312,750	1,305,590	1,305,590
Bank-owned life insurance	6,662,766	6,662,766	6,462,892	6,462,892
Mortgage servicing rights, fair value	2,878,261	2,878,261	2,017,489	2,017,489
Mortgage servicing rights, at cost	-	-	1,309,809	1,360,417

Financial liabilities:
Demand deposits	150,237,552	150,237,552	$151,675,433	$151,675,433
Time deposits	135,539,243	133,551,895	135,888,344	137,833,241
Borrowings	30,209,908	29,883,669	20,000,000	19,735,005
Accrued interest payable	133,179	133,179	166,043	166,043
Advance payments from
borrowers for taxes and insurance	526,939	526,939	339,566	339,566

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

As of September 30, 2010, the Company owned 5,699 shares of Class B common stock.  These shares are restricted and may not be transferred until the later of (i) three years from the date of the initial public offering or (ii) the period of time necessary to resolve the covered litigation.  A conversion ratio of 0.71429 was initially established for the conversion rate of Class B shares into Class A shares.  If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio.  If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.  Since the litigation escrow account was established, Visa has deposited additional funds into the account.  This has resulted in a reduction in the conversion ratio from the initial ratio of 0.71429 to 0.5102 as of October 8, 2010.  Further reductions in the conversion ratio are possible before redemption.

As of September 30, 2010, the value of the Class A shares was $74.26 per share.  Using the current conversion ratio, the value of unredeemed Class A equivalent shares owned by the Company was $216,000 and has not been reflected in the accompanying financial statements.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)

Note 6 – Loans

The composition of the loan portfolio, excluding loans held for sale, was as follows:

	September 30, 2010	December 31, 2009	Percentage Increase/ (Decrease)
One-to-four family loans
First mortgages	$106,109,449	$104,460,367	1.6%
Home equity	45,889,458	50,444,530	(9.0%)
Land and construction	8,462,143	6,803,173	24.4%
	160,461,050	161,708,070	(0.8%)
Commercial loans
Commercial real estate	63,078,189	52,375,032	20.4%
Multifamily residential	29,544,843	19,660,234	50.3%
Construction and development	3,053,876	3,197,116	(4.5%)
Business term loans and lines of credit	20,293,999	17,799,946	14.0%
	115,970,907	93,032,328	24.7%
Consumer Loans
Manufactured housing	20,305,490	21,472,799	(5.4%)
Automobile	4,431,117	6,445,829	(31.3%)
Other	8,021,218	7,499,180	7.0%
	32,757,825	35,417,808	(7.5%)

Total loans	309,189,782	290,158,206	6.6%

Deferred loan origination fees	(476,695)	(334,073)	42.7%
Allowance for loan losses	(3,920,649)	(3,467,567)	13.1%
Total loans, net	$304,792,438	$286,356,566	6.4%

Analysis of the change in the allowance for loan losses is as follows:

	Nine Months Ended September 30,
	2010	2009
Balance, beginning of period	$3,467,567	$1,305,950
Provision for loan losses	3,150,000	2,325,000
Recoveries	196,589	97,482
Charge-offs	(2,893,507)	(1,202,182)
Balance, end of period	$3,920,649	$2,526,250

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)

A summary of nonaccrual, impaired and troubled debt restructured loans is as follows:

	September 30,	December 31,
	2010	2009
Impaired loans with a valuation allowance	$9,951,133	$4,125,169
Valuation allowance related to impaired loans	(880,810)	(1,424,270)
Impaired loans without a valuation allowance	5,390,506	9,019,027
Total impaired loans, net of valuation allowance for impaired loans	$14,460,829	$11,719,926

Total non-accrual loans	3,016,000	3,607,000
Loans past due 90+ days and still accruing interest	-	-
Average investment in impaired loans	13,938,000	11,385,000
Forgone interest on non-accrual loans	214,000	203,000
Interest income recognized on impaired loans	305,000	-
Troubled debt restructured loans still on accrual	4,905,000	7,424,000
Troubled debt restructured loans on non-accrual	684,000	-
Troubled debt restructured loans included in impaired loans	5,589,000	7,424,000

At September 30, 2010, there were no commitments to lend additional funds to borrowers whose loans were classified as non-accrual or impaired.

Note 7 – Investments

The amortized cost and fair value of our AFS securities and the corresponding amounts of gross unrealized gains and losses were as follows:

		Gross Unrealized
	Amortized Cost	Gains	Losses 1 Year or Less	Losses Greater Than 1 Year	Estimated Fair Value

September 30, 2010
Agency mortgage-backed securities	$54,487	$6,057	$-	$-	$60,544
Non-agency mortgage-backed securities	$5,734,588		-	$(1,139,984)	$4,594,604
Total	$5,789,075	$6,057	$-	$(1,139,984)	$4,655,148

December 31, 2009
Agency mortgage-backed securities	$3,421,392	$5,415	$(57,076)	$-	$3,369,731
Non-agency mortgage-backed securities	7,901,268	120,866	-	(1,492,773)	6,529,361
Total	$11,322,660	$126,281	$(57,076)	$(1,492,773)	$9,899,092

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)

The amortized cost and fair value of mortgage-backed securities by contractual maturity, at September 30, 2010, are shown below.  Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2010
	Amortized Cost	Fair Value
Due within one year	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	-	-
Due after ten years	5,789,075	4,655,148
	$5,789,075	$4,655,148

Securities with an amortized cost of $54,000 and fair value of $61,000 at September 30, 2010 were pledged to secure Washington State Public Funds.

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

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)

The following table presents the OTTI losses for the three and nine month periods ended September 30, 2010 and 2009, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Total other-than-temporary impairment losses	$47,416	$-	$98,671	$-
Portion of other-than-temporary impairment losses recognized in other comprehensive income (before taxes)	-	-	-	-
Net impairment losses recognized in earnings	$47,416	$-	$98,671	$-

As of September 30, 2010, our securities portfolio consisted of seven non-U.S. agency mortgage backed securities with a fair value of $4.6 million, all of which were in an unrealized loss position.  The unrealized losses were caused by changes in interest rates and market illiquidity causing a decline in the fair value subsequent to the purchase.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than par. Because we do not intend to sell the securities and it is not likely we will be required to sell these securities before recovery of the amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

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

The change in the mortgage servicing asset is summarized below:

Beginning balance as of January 1, 2010	$3,327,298
Adoption of fair value option on mortgage servicing rights	38,677
Fair Value as of January 1, 2010	3,365,975
Additions:
Servicing obligations that result from transfers of financial assets	392,182
Other changes in Fair Value	(209,062)
Subtractions:
Net disposals of servicing obligations	(670,834)
Fair Value as of September 30, 2010	$2,878,261

Note 9 – Borrowings

The Company utilizes a loan agreement with the FHLB of Seattle. The terms of the agreement call for a blanket pledge of a portion of the Company’s mortgage and commercial real estate portfolio based on the outstanding balance. At September 30, 2010, the amount available to borrow under this agreement is approximately 35% of total assets, or up to $121.0 million, subject to the availability of eligible collateral. The Company had outstanding borrowings under this arrangement of $30.2 and $20.0 million at September 30, 2010 and December 31, 2009, respectively.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)

The Company participates in the Federal Reserve Bank’s Borrower-in-Custody program, which gives the Company access to overnight borrowings from the discount window.  The terms of the program call for a pledge of specific assets.  The Company had unused borrowing capacity under this program of $23.7 million and $17.0 million at September 30, 2010 and December 31, 2009, respectively.  There were no outstanding borrowings at September 30, 2010 or December 31, 2009.

The Company has access to an unsecured line of credit from the Pacific Coast Banker’s Bank.  This line of credit is equal to $2.0 million as of September 30, 2010.  The line has a one-year term and is renewable annually.  There was no outstanding balance on this line of credit as of September 30, 2010 and December 31, 2009.

Note 10 – Earnings (loss) Per Share

Earnings (loss) per share are summarized in the following table:

	Nine months ended September 30,
	2010	2009
Net income (loss)	$755,626	$(151,623)

Weighted average number of shares outstanding, basic	2,916,314	2,899,588
Effect of dilutive stock options	-	-
Weighted average number of shares outstanding, diluted	2,911,969	2,899,588
Earnings per share, basic	$0.26	$(0.05)
Earnings per share, diluted	$0.26	$(0.05)

For the nine month periods ended September 30, 2010 and 2009, there were no non-dilutive securities included in the calculation for earnings per share.

Note 11 – Stock-based Compensation

Stock Options and Restricted Stock

In 2008, the Board of Directors adopted and shareholders approved an Equity Incentive Plan (the “Plan”).  The plan permits the grant of restricted stock units, stock options, and stock appreciation rights. Under the Plan, 144,455 shares of common stock were approved for awards for stock options and stock appreciation rights and 57,782 shares of common stock were approved for awards for restricted stock and restricted stock units.

On January 27, 2009, the Compensation Committee of the Board of Directors of the Company awarded shares of restricted stock and stock options to directors, executive officers and employees of the Company and the Bank, pursuant to the Plan. The Company granted 25,998 non-qualified stock options and 82,400 incentive stock options to certain directors and employees.  The Company also granted 52,032 shares of restricted stock to certain directors and employees. During the period ended September 30, 2010, share based compensation expense totaled $99,000.

All of the awards vest in 20 percent annual increments commencing one year from the grant date. The options are exercisable for a period of 10 years from the date of grant, subject to vesting. Half of the stock options granted to each of the award recipients were at an exercise price of $7.35, which was the fair market value of the Company’s common stock on the grant date. The remaining half of the stock

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)

options granted to each of the award recipients were at an exercise price of $8.50, which was $1.15 above the fair market value of the Company’s common stock on the grant date. The vesting date for options and restricted stock is accelerated in the event of the grantee’s death, disability or a change in control of the Company.

There were 21,680 exercisable stock options as of September 30, 2010. The aggregate intrinsic value of the stock options as of September 30, 2010 was $0.

The following is a summary of the Company’s stock option plan awards during the period ended September 30, 2010:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at the beginning of the year	108,398	$7.93	8.58	$-
Granted		-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30, 2010	108,398	$7.93	8.58	$-
Expected to vest, assuming a 0% forfeiture rate over the vesting term	108,398	$7.93	8.58	$-

As of September 30, 2010, there was $185,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized over the remaining weighted-average vesting period of 3.34 years.

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

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)

The following is a summary of the Company’s nonvested restricted stock awards for the period ended September 30, 2010:
Nonvested Shares	Shares	Weighted- Average Grant- Date Fair Value	Aggregate Intrinsic Value

Nonvested at January 1, 2010	52,032	$7.35	$5.00
Granted	-	-	-
Vested	10,406	7.35	5.00
Forfeited	-	-
Nonvested at September 30, 2010	41,626	$7.35	$5.00

Expected to vest assuming a 0% forfeiture rate over the vesting term	41,626	$7.35	$5.00

            The aggregate intrinsic value of the nonvested restricted stock options as of September 30, 2010 was $208,000.

As of September 30, 2010, there was $255,000 of unrecognized compensation cost related to non-vested restricted stock granted under the Plan remaining.  The cost is expected to be recognized over the weighted-average vesting period of 3.34 years.

Employee Stock Ownership Plan

In January 2008, the ESOP borrowed $1,155,600 from the Company to purchase common stock of the Company. The loan is being repaid principally from the Company’s contributions to the ESOP over a period of ten years. The interest rate on the loan is fixed at 4.0% per annum.  As of September 30, 2010, the remaining balance of the ESOP loan was $962,000.  Neither the loan nor the related interest is reflected on the consolidated financial statements.

At September 30, 2010, the ESOP was committed to release 11,556 shares of the Company’s common stock to participants and held 92,448 unallocated shares remaining to be released in future years.  The fair value of the 92,448 restricted shares held by the ESOP trust was $462,000 at September 30, 2010.  ESOP compensation expense included in salaries and benefits was $49,000 for the nine month period ended September 30, 2010.

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

General

Sound Financial, Inc. is a federally chartered stock holding Company and is subject to regulation by the Office of Thrift Supervision (“OTS”).  Sound Financial, Inc. was organized on January 8, 2008, as part of Sound Community Bank’s reorganization into the mutual holding company form of organization.  As part of the reorganization, Sound Community Bank (i) converted to a stock savings bank as the successor to Sound Community Bank in its mutual form (which was originally chartered as a credit union in 1953); (ii) organized Sound Financial, Inc., which owns 100% of the common stock of Sound Community Bank; and (iii) organized Sound Community MHC, a federal mutual holding company (the “MHC”), which currently owns 54% of the common stock of Sound Financial, Inc.  The MHC has no other activities or operations other than its ownership of Sound Financial, Inc.  Sound Community Bank succeeded to the business and operations of the Company in its mutual form and Sound Financial, Inc. has no significant assets other than all of the outstanding shares of common stock of Sound Community Bank, its loan to the Sound Financial, Inc.’s Employee Stock Ownership Plan, and certain liquid assets.

Unless the context otherwise requires, references in this document to the “Company” or “Sound Financial” refer to Sound Financial, Inc. and references to the “Bank” refer to Sound Community Bank (in its stock or mutual form as the context requires).  References to “we,” “us,” and “our” means Sound Financial, Inc. or Sound Community Bank, unless the context otherwise requires.

In connection with the above-mentioned reorganization, Sound Financial sold 1,297,148 shares of common stock in a subscription offering that closed on January 8, 2008.  Those shares constitute 44% of the outstanding shares of common stock of Sound Financial.  Sound Financial also issued 29,480 shares of common stock to Sound Community Foundation, a charitable foundation created by Sound Community Bank in connection with the mutual holding Company reorganization and subscription offering.  The remaining 1,621,435 shares of common stock of Sound Financial outstanding were issued in accordance with federal law to the MHC.

Substantially all of Sound Financial’s business is conducted through the Bank, which is a federal savings bank subject to extensive regulation by the OTS.  Sound Community Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”).  At September 30, 2010, we had total consolidated assets of $345.7 million, deposits of $285.8 million and stockholders’ equity of

$26.1 million.  The shares of Sound Financial are traded on the Over-the-Counter Electronic Bulletin Board under the symbol “SNFL.”  Our executive offices are located at 2005 5th Avenue – Suite 200, Seattle, Washington, 98121.

The Company’s principal business consists of attracting deposits from consumers and small businesses and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one- to four-family residences (including home equity loans and lines of credit), commercial real estate, consumer and commercial business loans and, to a lesser extent, construction and development loans.  We offer a wide variety of secured and unsecured consumer loan products, including manufactured home loans, automobile loans, boat loans and recreational vehicle loans.  We intend to continue emphasizing residential mortgage and consumer lending, while also expanding our emphasis in commercial real estate and commercial business lending.  In recent years, we have focused on expanding our commercial loan portfolio (commercial real estate, multifamily housing, commercial construction and other commercial loans), which has grown to $116.0 million or 37.5% of our gross loan portfolio at September 30, 2010, from $86.1 million or 30.0% of our loan portfolio at September 30, 2009.

As part of our business, we focus on mortgage loan originations, many of which we sell to Fannie Mae.  We sell these loans with servicing retained to maintain the direct customer relationship and support our emphasis on strong customer service.  We originated $51.8 million and $87.8 million in one- to four-family residential mortgage loans during the nine month periods ended September 30, 2010 and 2009, respectively.  During these same periods, we sold $39.8 million and $68.7 million, respectively, of one- to four-family residential mortgage loans.

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

Recent Developments

In July 2010, the Company and Bank entered into a Memorandum of Understanding (“MOU”) with the OTS.  Under that agreement, the Bank must, among other things, develop a business plan for achieving and maintaining, by March 31, 2011, a minimum Tier 1 Capital Ratio of 8% and a minimum Total Risk-Based Capital Ratio of 12%, compared to its current minimum required regulatory Tier 1 Capital Ratio of 4% and Total Risk-Based Capital Ratio of 8%.  As of September 30, 2010, the Bank’s Tier 1 Ratio was 7.44% and its Total Risk-Based Capital Ratio was 11.23%.  See “Capital” below.  The MOU also requires the Bank to (a) remain in compliance with the minimum capital ratios contained in the business plan; (b) obtain written approval from the OTS prior to the Bank declaring a dividend; (c) submit a quarterly update to its Classified Asset Reduction Plan; and (d) not increase the dollar amount of brokered deposits without prior written non-objection of the OTS.

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

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

General.  Total assets increased by $8.0 million to $345.8 million at September 30, 2010.  The change was primarily the result of an $18.4 million, or 6.4%, increase in our net loan portfolio, which was partially offset by a $6.1 million, or 38.8%, decrease in cash and cash equivalents, a $5.2 million, or 53.5%, decrease in mortgage-backed securities available for sale, a $449,000, or 13.5% decrease in mortgage servicing rights, and a $1.0 million, or 35.7% decrease in loans held for sale.

Loans.  Our net loan portfolio, excluding loans held for sale, increased $18.4 million, or 6.4%, to $304.8 million at September 30, 2010, from $286.4 million at December 31, 2009.  The changes in our net loan portfolio are reflected in Note 6 to our financial statements above.  The most significant increases include a $9.9 million, or 50.3%, increase in multifamily real estate loans and a $10.7 million, or 20.4%, increase in commercial real estate loans.  Significant decreases include a $4.6 million, or 9.0% decrease in home equity mortgages and a $2.0 million, or 31.3% decrease in auto loans.  The increase in multifamily and commercial real estate loans during the nine months ended September 30, 2010 is consistent with our strategy to diversify our loan portfolio and increase the amount of generally higher-yielding multifamily and commercial loans in our portfolio, which may in turn require a higher level of allowance for loan losses.  Included in the increase to commercial real estate loans was a $3.4 million loan participation with another bank located in the Seattle area. The decrease in home equity mortgages is consistent with our strategy to reduce these types of loans.  The decrease in auto loan demand is primarily a result of the general state of the economy which is negatively impacting auto sales coupled with aggressively subsidized rates currently offered by auto manufacturers in order to boost sales.

           Allowance for Loan Losses.  Our allowance for loan losses at September 30, 2010, was $3.9 million, or 1.29%, of net loans receivable, compared to $3.5 million, or 1.21%, of net loans receivable at December 31, 2009.  The increase in the allowance for loan losses was the result of a $3.2 million provision for loan losses recorded during the nine months ended September 30, 2010, offset by net charge-offs of non-performing loans totaling $2.7 million.  This provision was primarily made as a result of increases in our commercial loan portfolio in the 2010 period, as compared to the 2009 period, an increase in our specifically impaired loans and an evaluation of prevailing housing and other market conditions.  Non-performing loans decreased to $3.0 million at September 30, 2010, from $3.6 million at December 31, 2009.  Non-performing loans to total loans decreased to 0.99% at September 30, 2010, from 1.25% at December 31, 2009.  Other real estate owned increased by $1.9 million, or 139.4% to $3.3 million at September 30, 2010, compared to $1.4 million as of December 31, 2009.  This increase is a result of six additional one-to-four family properties, two commercial properties, and twelve other repossessed assets taken back by the Bank in the period and the sale of three one-to-four family properties and twelve other repossessed assets.  Nonperforming assets decreased to $11.9 million at September 30, 2010, from $12.4 million at December 31, 2009.  The largest nonperforming assets at September 30, 2010 consisted of a $860,000 million commercial development loan, a $449,000 one-to-four family real estate loan, and a $442,000 commercial real estate loan.

Cash, Cash Equivalents and Securities.  Cash and cash equivalents decreased by $6.1 million, or 38.8%, to $9.6 million at September 30, 2010.  The securities portfolio, which consists of mortgage-backed securities designated as available-for-sale and FHLB stock carried at cost, decreased by $5.2 million, or 53.0%, to $4.7 million at September 30, 2010 from $9.9 million at December 31, 2009.  The decreases in cash and securities during the nine month period were primarily used to fund the Company’s loan growth which was $18.4 million during the period.

Included in our investment portfolio are $4.7 million in non-agency mortgage-backed securities.  These securities present a level of credit risk that does not exist currently with agency backed securities which are guaranteed by the United States government. In order to monitor the risk of these securities, management receives a credit surveillance report which considers various factors for each security including original credit scores, loan to value, geography, delinquency and loss history.  The report also evaluates the underlying loans within the security to project future losses based on various home price depreciation scenarios over a three year horizon.  Based on this analysis, management recorded an OTTI charge of $99,000 on two securities during the period as discussed in Note 7.  The current market environment significantly limits our ability to mitigate our exposure to valuation changes in these securities by selling them.  Accordingly, if market conditions deteriorate further and we determine our holdings of these or other investment securities are other than temporarily impaired (OTTI), our future earnings, shareholders’ equity, regulatory capital and continuing operations could be materially adversely affected.

Deposits.  Total deposits decreased by $1.8 million, or 0.6%, to $285.8 million at September 30, 2010, from $287.6 million at December 31, 2009.  Decreases in time deposits, money market accounts, and NOW accounts were partially offset by increases in noninterest-bearing checking, savings, and escrow accounts.  The $3.5 million, or 359.9%, increase in noninterest-bearing escrow accounts were primarily a result of the purchase of a servicing portfolio from Leader Financial in the fourth quarter of 2009. The decrease in time deposits and money market accounts was primarily a result of a planned reduction in public fund deposits.  The Company continues to emphasize the generation of additional low-cost core deposits as it continues to reduce its cost of deposits.

Borrowings.  Federal Home Loan Bank advances increased by $10.2 million, or 51.0%, to $30.2 million at September 30, 2010, from $20.0 million at December 31, 2009.  The borrowings were partially taken out to fund loan growth and also to manage the Company’s interest rate risk.  There were no outstanding balances of other borrowings at September 30, 2010 or December 31, 2009.  The weighted average cost of borrowings during the three and nine months ended September 30, 2010 was 2.44% and 2.61%, respectively.

Equity.  Total equity increased $1.0 million, or 4.2%, to $26.1 million at September 30, 2010, from $25.1 million at December 31, 2009.  This reflects $756,000 in earnings, a $191,000 increase in accumulated other comprehensive income, net of tax, partially offset by $27,000 in dividends paid.

Comparison of Results of Operation for the Three and Nine Months Ended September 30, 2010 and 2009

General.  Net income increased $345,000 to $421,000 for the three months ended September 30, 2010 compared to net income of $76,000 for the three months ended September 30, 2009.  Lower interest and noninterest expenses were partially offset by lower noninterest income in the three month period.  Net income increased $907,000 to $756,000 for the nine months ended September 30, 2010 compared to a net loss of $152,000 for the nine months ended September 30, 2009.  Increased interest and noninterest income were offset by higher provision and noninterest expenses in the nine month period.

Interest Income.  Interest income decreased by $13,000, or 0.3%, to $4.9 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  The weighted average yield on loans decreased to 6.25% for the three months ended September 30, 2010, from 6.44% for the three months ended September 30, 2009.  Interest income increased $405,000, or 2.9%, to $14.6 million for the nine months ended September 30, 2010 from $14.2 million for the nine months ended September 30, 2009.  The weighted average yield on loans decreased to 6.24% for the nine months ended September 30, 2010, from 6.57% for the nine months ended September 30, 2009.  The decrease in the yields based on the three and nine month periods were primarily the result of overall decreases in the rate environment, which include record lows in the prime interest rate and the 1 year Treasury bill rate, which we use to set and adjust rates for certain variable rate loans, as well as interest adjustments from nonperforming loans and troubled debt restructures.  The decline in loan yields were somewhat offset by an increase in the average balances of generally higher yielding commercial loans as a percentage of our overall loan portfolio.

 Interest Expense.  Interest expense decreased $761,000, or 42.2%, to $1.0 million for the three months ended September 30, 2010, from $1.8 million for the three months ended September 30, 2009.  The decrease for the period resulted primarily from the lower interest rates paid on repricing deposits and lower borrowing costs as a result of the continued low interest rate environment.  Our weighted average cost of interest-bearing liabilities was 1.33% for the three months ended September 30, 2010, compared to 2.33% for the same period in 2009.  Interest expense decreased $2.2 million, or 39.5%, to $3.4 million for the nine months ended September 30, 2010, from $5.6 million for the nine months ended September 30, 2009.  The decrease for the period resulted primarily from the lower interest rates paid on repricing deposits and lower borrowing costs as a result of the continued low interest rate environment.  Our weighted average cost of interest-bearing liabilities was 1.44% for the nine months ended September 30, 2010, compared to 2.57% for the same period in 2009.

Interest paid on deposits decreased $658,000, or 42.5%, to $889,000 for the three months ended September 30, 2010, from $1.5 million for the three months ended September 30, 2009.  The decrease for the three month period resulted primarily from a decrease in the weighted average cost of deposits. We experienced a 103 basis point decrease in the average rate paid on deposits during the three months ended September 30, 2010, compared to the same period in 2009, from 2.27% to 1.24%, respectively.  This decrease in average rates was a result of the repricing of matured certificates of deposit that the Bank was able to retain at significantly lower rates as well as lower interest rates paid on savings, NOW and money market accounts.  Interest paid on deposits decreased $1.9 million, or 39.8%, to $2.9 million for the nine months ended September 30, 2010, from $4.8 million for the nine months ended September 30, 2009.  The decrease for the nine month period resulted primarily from a decrease in the weighted average cost of deposits.  We experienced a 116 basis point decrease in the average rate paid on deposits during the nine months ended September 30, 2010, compared to the same period in 2009, from 2.51% to 1.35%, respectively.  This decrease in average rates was a result of the same factors as the three month period coupled with lower average balances of interest-bearing deposits.  The majority of the interest-bearing deposits were replaced with noninterest-bearing deposits which is consistent with our strategy.

 Interest paid on borrowings decreased $103,000, or 40.2%, to $153,000 for the three months ended September 30, 2010 from $256,000 for the three months ended September 30, 2009.  The decrease resulted from a decrease in the average balance of outstanding borrowings of $9.8 million, to $25.2 million for the three months ended September 30, 2010, from $35.0 million for the three months ended September 30, 2009, coupled with a lower weighted average cost of borrowings during the 2010 period.  We experienced a 41 basis point decrease in the average cost of borrowings during the three months ended September 30, 2010, compared to the same period in 2009, from 2.85% to 2.44%, respectively. Interest paid on borrowings decreased $287,000, or 37.9%, to $471,000 for the nine months ended September 30, 2010 from $759,000 for the nine months ended September 30, 2009.  The decrease resulted from a decrease in the average balance of outstanding borrowings of $8.6 million, to $24.1 million for the nine months ended September 30, 2010, from $32.7 million for the nine months ended September 30, 2009, coupled with a lower weighted average cost of borrowings during the 2010 period.  We experienced a 43 basis point decrease in the average cost of borrowings during the nine months ended September 30, 2010, compared to the same period in 2009, from 3.04% to 2.61%, respectively.

Net Interest Income.  Net interest income increased $748,000, or 23.8%, to $3.9 million for the three months ended September 30, 2010, from $3.1 million for the three months ended September 30, 2009.  The increase in net interest income for the three-month period primarily resulted from decreased interest expense on deposits and borrowings as a result of the continued low interest rate environment.  Our net interest margin was 4.93% for the three months ended September 30, 2010, which is an increase from 3.98% for the three months ended September 30, 2009.  Net interest income increased $2.6 million, or 30.0%, to $11.3 million for the nine months ended September 30, 2010, from $8.7 million for the nine months ended September 20, 2009.  The increase in net interest income for the nine-month period primarily resulted from the same reasons as in the three month period as well as the increase in the average balances on our expanding multifamily and commercial real estate portfolio.  Our net interest margin was 4.67% for the nine months ended September 30, 2010, which is an increase from the 3.90% for the nine months ended September 30, 2009.

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

A provision for loan losses of $950,000 was made during the three months ended September 30, 2010, equal to the provision made during the three months ended September 30, 2009.  A provision of $3.2 million was made during the nine months ended September 30, 2010, compared to a provision of $2.3 million during the nine months ended September 30, 2009.  The higher provision in the nine month period was primarily attributable to increases in net charge-offs, increases in our commercial loan portfolio, an increase in our overall loan portfolio and continuing declines in market conditions in the areas where we do business.

At September 30, 2010, the annualized ratio of net charge-offs to average loans increased 65 basis points to 1.18% from 0.53% at September 30, 2009.  The ratio of non-performing loans to total loans decreased 35 basis points to 0.99% from 1.34% at September 30, 2009.

Noninterest Income.  Noninterest income decreased $458,000, or 47.3%, to $510,000 for the three months ended September 30, 2010, from $968,000 for the three months ended September 30, 2009.  The primary reasons for this decrease included a $284,000 decrease in the fair value of our mortgage servicing portfolio, a $168,000 increase in losses as a result of OREO and other repossessed asset sales, a $104,000 decrease in mortgage servicing income, and a $47,000 OTTI impairment charge on securities.  These decreases were partially offset by a $363,000 increase in gain on sale of loans to Fannie Mae.  The continuing low mortgage rate environment has decreased the value of our mortgage servicing portfolio due to the shortening of the average lives of serviced loans.  Additionally, we have recognized an increase in amortization expense on the acquired portion of our mortgage servicing asset to match the increased prepayments which in turn has reduced mortgage servicing income.  The decrease in asset valuation and mortgage servicing income has been partially offset by an increase in the gain on sale of loans to Fannie Mae as we are able to sell the majority of newly originated mortgages on the secondary market.  Additionally, we recognized a $227,000 gain on bargain purchase in the 2009 period as a result of the purchase of two branches of 1st Security Bank of Washington.  Noninterest income increased $90,000, or 4.3%, to $2.2 million for the nine months ended September 30, 2010, from $2.1 million for the nine months ended September 30, 2009.  The primary reasons for this increase included a $409,000 increase in gain on the sale of loans to Fannie Mae, a $103,000 increase in service charges and other fee income, and a $298,000 reduction on losses as a result of OREO and other assets sales.  This was offset by a $258,000 decrease in mortgage servicing income, a $197,000 decrease in the fair value of our mortgage servicing portfolio and a $99,000 OTTI impairment charge on securities.

Noninterest Expense.  Noninterest expense decreased $221,000, or 7.2%, to $2.8 million for the three months ended September 30, 2010, compared to $3.1 million for the three months ended September 30, 2009.  Noninterest expense increased $527,000, or 6.0%, to $9.2 million for the nine months ended September 30, 2010, compared to $8.7 million for the nine months ended September 30, 2009.  The decrease in the three month period was primarily the result of a decrease in salaries and benefits of $69,000 due to staffing reductions, a $225,000 decrease in operation expenses primarily a result of the closure of a branch location in the 3rd quarter of 2009 and other ongoing operational efficiency initiatives, and a $28,000 decrease in data processing expenses.  Staffing reductions were the result of a reduction in force of approximately 10% of staff during the 3rd quarter of 2010. These cost reductions are consistent with our strategy to increase our efficiency ratio which improved to 68.9% from 81.3% based on the nine month period ended September 30, 2010 and 2009, respectively.  These decreases were partially offset by increased occupancy expenses which increased by $21,000 compared to the three months ended September 20, 2009 and were associated with our purchase of two 1st Security of Washington branches and reflect the increased costs associated with servicing those clients as well as our own expanding client base.  They were also offset by an increase in regulatory expense of $79,000 due to a FDIC special assessment imposed in 2009.  The increase in nine month period was primarily a result of an increase in salaries and benefits of $384,000, $175,000 increase in occupancy expense, a $132,000 increase in regulatory expenses, and a $36,000 increase in data processing expense.  The increases are primarily a result of our expanded operations due to the acquisition of two 1st Security Bank of Washington branches  in the nine month comparison that have since been offset by other staffing and operational reductions elsewhere in the organization.

Income Tax Expense (Benefit).  For the three months ended September 30, 2010, we incurred income tax expense of $178,000 on our pre-tax income as compared to $13,000 for the three month period ended September 30, 2009.  For the nine months ended September 30, 2010, we incurred income tax expense of $272,000 on our pre-tax income as compared to an income tax benefit of $162,000 for the nine month period ended September 30, 2009.

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

A summary of our off-balance sheet commitments to extend credit at September 30, 2010, is as follows:

Off-balance sheet loan commitments:
Commitments to make loans	$8,890,000
Undisbursed portion of loans closed	4,011,000
Unused lines of credit	27,947,000
Irrevocable letters of credit	265,000
Total loan commitments	$41,113,000

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

The Bank maintains cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for funds (particularly withdrawals of deposits).  At September 30, 2010, the Bank had $14.2 million in cash and investment securities available for sale and $1.8 million in loans held for sale which are generally available for its short-term cash needs.  We can also generate funds from borrowings, primarily from the FHLB.  At September 30, 2010, the Bank had the ability to borrow an additional $85.5 million in FHLB advances.  The Bank has additional lines of credit to further diversify our liquidity sources at the Federal Reserve Discount Window and the Pacific Coast Banker’s Bank (PCBB).  At September 30, 2010, the Bank had the ability to borrow an additional $23.7 million from the Federal Reserve and $2.0 million from PCBB.

At September 30, 2010, we had $41.1 million in outstanding loan commitments, including unused lines of credit and unfunded letters of credit.  Certificates of deposit scheduled to mature in one year or less at September 30, 2010, totaled $107.0 million and have a weighted average cost of 2.15%.  It is management’s policy to maintain deposit rates that are competitive with other local financial institutions.

Based on this management strategy and our own experience, we believe that a majority of maturing deposits will remain with the Bank.  We do not utilize wholesale or brokered deposits to meet our funding needs.  For additional information on liquidity refer to the statement of cash flows.

Capital

The Bank is subject to minimum capital requirements imposed by the Office of Thrift Supervision (“OTS”).  Based on its capital levels at September 30, 2010, the Bank exceeded these regulatory requirements as of that date and continues to exceed them as of the date of this filing.  Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the capital categories of the OTS.  Based on capital levels at September 30, 2010, the Bank was considered to be well-capitalized as determined by existing OTS written guidelines.  Management monitors the capital levels of the Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well-capitalized” institutions.

As discussed earlier, the Bank has been directed by the OTS to reach an 8% Tier I ratio and a 12% total risk-based capital by March 31, 2011.  Management has a plan to achieve those levels and based on current capital levels and current performance, believes the goal is attainable by the date directed.

The following table shows the capital ratios of the Bank at September 30, 2010:

	Actual		Minimum Capital Requirements		Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Tier 1 Capital to total adjusted assets (1)	$25,746	7.44%	$13,833	4.00%	$17,292	5.00%
Tier 1 Capital to risk-weighted assets (2)	$25,746	10.06%	$10,237	4.00%	$15,356	6.00%
Total Capital to risk-weighted assets (2)	$28,945	11.31%	$20,474	8.00%	$25,593	10.00%

____________
1.  Based on total adjusted assets of $345,833 at September 30, 2010.
2.  Based on risk-weighted assets of $255,926 at September 30, 2010.

Item 3                      Quantitative and Qualitative Disclosures About Market Risk

Not required; the Company is a smaller reporting company.

Item 4                      Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act") as of September 30, 2010, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the quarter ended September 30, 2010, that has materially affected, or is likely to materially affect our internal control over financial reporting.

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

SOUND FINANICAL, INC.

November 15, 2010	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President and Chief Executive Officer

November 15, 2010	By:	/s/ Matthew P. Deines
Matthew P. Deines
Executive Vice President
Chief Financial Officer
Principal Financial and Accounting Officer

Exhibit Index

31.1	Rule 13a–14(a) Certification of Chief Executive Officer	31.1
31.2	Rule 13a–14(a) Certification of Chief Financial Officer, Principal Financial and Accounting Principal	31.2
32	Section 1350 Certification	32