Form 10-K
period 2010-12-31
Sound Financial, Inc.
filed 2011-03-31
CIK 1410087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________________

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
(Do not check if smaller reporting Company)

Indicate by checkmark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).  YES [   ]    NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $15.0 million.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
As of March 25, 2011, there were 3,000,095 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K--Portions of registrant’s Proxy Statement for its 2011 Annual Meeting of Shareholders.

PART I

Item 1.Business

General

Sound Financial, Inc. (the "Company") is a federally chartered stock holding Company and is subject to regulation by the Office of Thrift Supervision (“OTS”).  Substantially all of Sound Financial’s business is conducted through Sound Community Bank, which is a federal savings bank subject to extensive regulation by the OTS.  The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”).  At December 31, 2010, the Company had total consolidated assets of $334.6 million, net loans of $294.8 million, deposits of $278.5 million and stockholders’ equity of $26.9 million.  The shares of Sound Financial are traded on the Over-the-Counter Electronic Bulletin Board under the symbol “SNFL.”  Our executive offices are located at 2005 5th Avenue – Suite 200, Seattle, Washington, 98121.

Unless the context otherwise requires, references in this document to the “Company” or “Sound Financial” refer to Sound Financial, Inc. and references to the “Bank” refer to Sound Community Bank (in its stock or mutual form).  References to “we,” “us,” and “our” means Sound Financial, Inc. or Sound Community Bank, unless the context otherwise requires.

For more general information about our business and recent material matters, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - General.”

Forward-Looking Statements

When used in this Form 10-K, future filings with the SEC, Company press releases or other public or stockholder communications and oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “intends” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, including, among other things, (i) changes in economic conditions, either nationally or in the Company’s market areas; (ii) fluctuations in interest rates; (iii) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (iv) the possibility of other-than-temporary impairments of securities held in the Company’s securities portfolio; (v) the Company’s ability to access cost-effective funding; (vi) fluctuations in real estate values and both residential and commercial real estate market conditions; (vii) demand for loans and deposits in the Company’s market areas; (viii) expected cost savings, synergies and other benefits from the Company’s merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (ix) legislative or regulatory changes that adversely affect the Company’s business; (x) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xi) results of examinations of the Company and the Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to increase its allowance for loan losses or to write-down assets; (xii) costs and effects of litigation, including settlements and judgments; and (xiii) competition.  The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence or unanticipated events.

Market Area

Our primary market area is the Puget Sound region in Western Washington.  We are headquartered in Seattle and have five retail offices.  Three of our offices are located within the Seattle-Tacoma-Bellevue Metropolitan Statistical Area, which consists of King, Pierce and Snohomish counties.  Based on the most recent branch deposit data provided by the FDIC, our share of deposits in those counties was 0.2%, 0.4% and 0.3%, respectively.  Our fourth and fifth offices, located in Clallam County, have 9.3% of the deposits in that market.

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

The economy of this region struggled during 2009 and 2010.  However, median household income and per capita income for our market area are above the state and national averages.  For the month of December 2010, the Seattle MSA reported an unemployment rate of 8.7%, as compared to the national average of 9.4%, according to the latest available information.  A reduction in the economic growth in our market area may have an adverse impact on the level of our mortgage, construction and commercial lending as well as our ability to gather deposits.

Home prices have also continued to decline over the past year.  According to Case-Shiller, home prices in the Seattle MSA have decreased by 6.0% between December 2009 and December 2010.  This compares unfavorably to the national average decrease of 2.4%.  In recent months, the rate of price depreciation continues to outpace the national average as reported by the Case-Shiller month to month decrease of 2.0% between November and December 2010 versus only 1.0% nationally.

Lending Activities

The following table presents information concerning the composition of the Bank’s loan portfolio, including loans held for sale by the type of loan as of the dates indicated:

	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Real estate loans:
One- to four-family	$99,215	33.01%	$107,318	36.63%	$90,863	34.33%	$84,788	38.37%	$86,102	41.60%
Home equity	44,829	14.91	50,445	17.22	54,557	20.61	45,374	20.53	39,302	18.99
Commercial and multifamily	97,224	32.35	72,035	24.58	48,730	18.41	25,013	11.32	17,501	8.46
Construction and development	12,479	4.15	10,000	3.41	12,220	4.62	8,622	3.90	9,459	4.57
Total real estate loans	253,747	84.37	239,798	81.84	206,370	77.97	163,797	74.12	152,364	73.62

Consumer loans:
Manufactured homes	20,043	6.69	21,473	7.33	22,723	8.58	22,495	10.18	19,785	9.56
Automobile and other consumer	12,110	4.03	13,945	4.76	17,951	6.78	23,896	10.81	27,204	13.15
Total consumer loans	32,153	10.73	35,418	12.09	40,674	15.37	46,391	20.99	46,989	22.71

Commercial business loans	14,678	4.90	17,800	6.07	17,668	6.67	10,803	4.89	7,600	3.67

Total loans	300,578	100.00%	293,016	100.00%	264,712	100.00%	220,991	100.00%	206,953	100.00%
Less:
Deferred fees and discounts	431		334		43		(65)		12
Loans held for sale	901		2,857		956		822		1,307
Allowance for losses	4,436		3,468		1,306		828		822
Total loans, net	$294,810		$286,357		$262,407		$219,406		$204,812

The following table shows the composition of the Bank’s loan portfolio in dollar amounts and in percentages by fixed and adjustable rate loans at the dates indicated.

	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Fixed- rate loans:
Real estate loans:
One- to four-family(1)	$80,831	26.89%	$88,201	30.10%	$72,439	27.37%	$66,335	30.02%	$74,159	35.83%
Home equity	10,294	3.42	12,009	4.10	15,613	5.90	17,814	8.50	18,159	8.77
Commercial and multifamily	44,662	14.86	27,373	9.34	26,035	9.84	17,250	7.81	12,000	5.80
Construction and development	6,736	2.24	9,453	3.23	10,323	3.90	5,583	2.53	7,056	3.41
Total real estate loans	142,523	47.41	137,036	46.77	124,410	47.01	106,982	48.41	111,374	53.82

Manufactured homes	20,044	6.67	21,473	7.33	22,723	8.58	22,495	10.18	19,785	6.56
Automobile	4,019	1.34	6,446	2.20	10,080	3.81	15,078	6.82	17,272	8.35
Other consumer	6,752	2.25	5,926	2.02	6,168	2.33	7,119	3.22	9,148	4.42
Commercial business loans	8,293	2.76	11,157	11.55	7,551	2.85	5,539	2.51	4,121	1.99
Total fixed-rate loans	181,631	60.43	182,038	62.13	170,932	64.57	157,213	71.14	161,700	78.13

Adjustable- rate loans:
Real estate loans:
One- to four-family	18,384	6.11	19,117	6.52	18,424	6.96	18,453	8.35	11,942	5.77
Home equity	34,535	11.49	38,435	13.12	38,944	14.71	27,560	12.47	21,143	10.22
Commercial and multifamily	52,562	17.49	44,663	15.24	22,695	8.57	7,764	3.51	5,502	2.66
Construction and development	5,743	1.91	547	0.19	1,897	0.72	3,039	1.38	2,403	1.16
Total real estate loans	111,224	37.00	102,762	35.07	81,960	30.96	56,816	25.71	40,990	19.81

Other consumer	1,338	0.45	1,573	0.54	1,703	0.64	1,698	0.77	784	0.38
Commercial business loans	6,385	2.12	6,643	2.27	10,117	3.82	5,264	2.38	3,479	1.68
Total adjustable-rate loans	118,947	39.57	110,978	37.87	93,780	35.43	63,778	28.86	45,253	21.87

Total loans	300,578	100.00%	293,016	100.00%	264,712	100.00%	220,991	100.00%	206,953	100.00%
Less:
Deferred fees and discounts	431		334		43		(65)		12
Loans held for sale	901		2,857		956		822		1,307
Allowance for losses	4,436		3,468		1,306		828		822
Total loans, net	$294,810		$286,357		$262,407		$219,406		$204,812
___________________________
(1) Includes 30-year loans with a one-time rate adjustment five to seven years after origination, which at December 31, 2010, totaled $31.6 million, or 10.5% of our fixed-rate residential mortgages.

The following schedule illustrates the contractual maturity of our loan portfolio at December 31, 2010.  Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The total amount of loans due after December 31, 2011, which have predetermined interest rates, is $167.3 million, while the total amount of loans due after such date, which have floating or adjustable interest rates is $115.1 million.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate Mortgage
	One- to Four- Family		Home Equity Loans		Commercial and Multifamily		Construction and Development		Consumer		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
2011(1)	$5,851	4.85%	$1,233	6.50%	$738	7.07%	$6,642	6.45%	$986	16.94%	$2,773	6.44%	$18,223	6.31%
2012	5,136	6.61	216	6.12	5,238	7.09	70	6.25	1,414	8.33	1,676	6.73	13,750	6.17
2013	3,946	6.50	592	5.26	815	6.48	6	7.00	1,475	7.32	889	7.05	7,723	6.72
2014	3,090	6.45	320	5.87	5,100	5.94	74	7.50	2,631	7.47	3,039	6.91	14,254	6.54
2015 to 2017	17,090	6.20	6,318	5.33	17,680	6.18	842	6.84	3,649	7.11	3,538	6.76	49,117	6.22
2018 to 2021	5,879	5.73	29,250	5.36	58,997	6.58	1,840	6.66	6,799	6.98	2,513	6.13	105,278	6.31
2022 to 2025	4,689	5.62	3,143	7.14	1,229	7.17	2,624	7.20	8,492	6.78	123	7.25	20,300	7.27
2026 and following	53,534	4.88	3,757	7.41	7,427	6.62	381	6.74	6,707	6.68	127	8.25	71,933	5.36
Total	$99,215	5.39%	$44,829	5.69%	$97,224	6.50%	$12,479	6.68%	$32,153	7.30%	$14,678	6.65%	$300,578	6.15%
___________________________________________
(1)  Includes demand loans, loans having no stated maturity, overdraft loans and loans held for sale.

Lending Authority.  The President/CEO may approve unsecured loans up to $500,000 and all types of secured loans up to $1.0 million. The EVP/Chief Credit Officer may approve secured loans up to $500,000. The SVP/Lending also may approve secured consumer loans and residential mortgage and construction and development loans (excluding commercial loans) up to $500,000. The SVP/Lending, EVP/Chief Credit Officer each may approve unsecured loans up to $250,000. Any loans over the President/CEO’s lending authority or loans otherwise outside our general underwriting guidelines must be approved by the Board Loan Committee.

Largest Borrowing Relationships. At December 31, 2010, the maximum amount under federal law that we could lend to any one borrower and the borrower’s related entities was approximately $4.6 million.  Of our five largest borrowing relationships, three of them are primarily business relationships and two relationships have credit extended to both the individual borrower and their businesses. Our five largest relationships totaled $16.9 million in the aggregate, or 5.6% of our $299.7 million gross loan portfolio, at December 31, 2010. The largest relationship consists of $3.7 million in loans to a business collateralized by commercial real estate and multi-family housing.  The next four largest lending relationships at December 31, 2010, were: $3.5 million in loans to an individual and his business, which is collateralized by residential and agricultural property; $3.4 million in loans to a businesses collateralized by commercial real estate; $3.2 million in loans to an individual and business collateralized by commercial real estate; and $3.1 million to an individual and his business collateralized by commercial real estate. All of these loans were current as of December 31, 2010.  At December 31, 2010, we had no other lending relationships that exceeded $3.0 million.

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

A portion of the one- to four-family loans we originate are retained in our portfolio and others are sold into the secondary market, with servicing retained for continued customer contact and relationship building.  This mortgage banking element of our residential lending business allows us to originate more loans with the same funds by reinvesting sales proceeds in more residential mortgage loans.  The sale of mortgage loans reduces our interest rate risk, provides a stream of servicing income that improves earnings, enhances liquidity and enables us to originate more loans at our current capital level than if we held them in portfolio. We currently sell a portion of our residential mortgage loans, including conforming fixed-rate loans, on a servicing retained basis.  See “- Loan

Originations, Purchases, Sales, Repayments and Servicing.”  At December 31, 2010, one- to four-family residential mortgage loans (including loans held for sale) totaled $99.2 million, or 33.1%, of our gross loan portfolio.

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

We currently originate one- to four-family mortgage loans with either fixed or adjustable rates. Our pricing strategy for mortgage loans includes establishing interest rates that are competitive with other local financial institutions and consistent with our internal asset and liability management objectives.  During the year ended December 31, 2010, we originated $73.4 million of one- to four-family fixed-rate mortgage loans and $483,000 of one- to four-family adjustable rate mortgage (ARM) loans.

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

Most of our loans are written using generally accepted underwriting guidelines, and are readily saleable to Fannie Mae or other private investors.  Our real estate loans generally contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property.  The average size of our one- to four-family residential loans was approximately $177,000 at December 31, 2010.

Home Equity Lending.  We originate home equity loans that consist of fixed-rate loans and variable-rate lines of credit. We originate home equity lines of credit in amounts of up to 80% of the value of the collateral, minus any senior liens on the property. Home equity lines of credit are originated for up to $250,000 with an adjustable rate of interest, based on the one-year Treasury Bill rate plus a margin.  Home equity lines of credit generally have up to a twelve-year draw period, during which time the funds may be paid down and redrawn up to the committed amount.  Once the draw period has lapsed, the payment is amortized over a twelve-year period based on the loan balance at that time.  We charge a $50 annual fee on each outstanding home equity line of credit and require monthly interest-only payments on the entire drawn amount. At December 31, 2010, home equity lines of credit totaled $34.5 million, or 11.49% of our gross loan portfolio. At December 31, 2010, unfunded commitments on these lines of credit totaled $17.9 million.

Our fixed-rate home equity loans are originated in amounts, together with the amount of the existing first mortgage, of up to 90% of the appraised value of the subject property.  These loans may have terms of up to 20 years and are fully amortizing.  At December 31, 2010, fixed-rate home equity loans totaled $10.3 million, or 3.42% of our gross loan portfolio.

Commercial Real Estate Lending.  We offer a variety of commercial real estate loans.  Most of these loans are secured by commercial income producing properties, including retail centers, multi-family apartment buildings, warehouses, and office buildings located in our market areas.  At December 31, 2010, commercial real estate loans totaled $97.2 million, or 32.4% of our gross loan portfolio, compared to $72.0 million, or 24.6% of our gross loan portfolio at December 31, 2009.

Our loans secured by commercial real estate are generally originated with a variable interest rate, fixed for a five-year term and a 20- to 25-year amortization period.  At the end of the initial five-year term, there is a balloon payment or the loan re-prices based on an independent index plus a margin of 1% to 4% for another five years.  Loan-to-value ratios on our commercial real estate loans typically do not exceed 80% of the lower of cost or appraised value of the property securing the loan at origination.

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

Loans secured by commercial real estate properties generally involve a greater degree of credit risk than one- to four-family residential mortgage loans.  These loans typically involve larger balances to single borrowers or groups of related borrowers.  Because payments on loans secured by commercial and multi-family real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy.  If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired.  Our largest single commercial real estate loan at December 31, 2010, totaled $3.0 million to a real estate holding company and collateralized by commercial properties. At December 31, 2010, this loan was performing in accordance with the terms of the notes.

Construction or Development Lending. We originate construction loans secured by single-family residences and commercial real estate.  We also originate loans secured by tracts of land for development.  At December 31, 2010, our construction and development loans totaled $12.5 million, or 4.2% of our gross loan portfolio.

Construction loans to individuals and contractors for the construction and acquisition of personal residences totaled $3.4 million, or 17.8% of our construction and development portfolio.  At December 31, 2010, the portion of these construction loans not advanced totaled $1.6 million.

Our residential construction loans generally provide for the payment of interest only during the construction phase, which is typically up to nine months.  At the end of the construction phase, the construction loan generally either converts to a longer term mortgage loan or is paid off through a permanent loan from another lender.  Residential construction loans are made up to the lesser of a maximum loan-to-value ratio of 100% of cost or 80% of appraised value at completion.  At December 31, 2010, our largest residential construction mortgage loan commitment was for $1.6 million; $1.4 million of which had been disbursed. This loan was performing according to its terms.  The average outstanding residential construction loan balance was approximately $309,000 at December 31, 2010.

Before making a commitment to fund a residential construction loan, we require an appraisal of the subject property by an independent licensed appraiser.  Loan proceeds are disbursed after inspection based on the percentage of completion method. We also independently review and inspect each project before disbursement of funds during the term of the construction loan.

We make development loans to builders or residential lot developers.  These loans, like commercial construction loans, involve a higher degree of credit risk than residential construction loans.  At December 31, 2010, we had a total of $3.8 million in development loans to builders and residential lot developers. Our largest development loan is a $1.6 million loan, which is graded as substandard as of December 31, 2010. These land loans also involve additional risks because the loan amount is made based on the projected value of the lots after construction.  We make these loans for up to 75% of the estimated value for up to two years.  We require these loans to be paid on an accelerated basis as the lots are sold, so that we are repaid before all the lots are sold.

We offer commercial real estate construction loans for small retail properties.  These loans are underwritten with terms similar to our permanent commercial real estate loans with special construction financing for up to 12 months under terms similar to our residential construction loans.  We had $975,000 in construction loans secured by commercial real estate at December 31, 2010.

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

Consumer Lending.  We offer a variety of secured consumer loans, including new and used manufactured homes, floating homes, automobiles, boats and recreational vehicle loans, and loans secured by savings deposits.  We also offer unsecured consumer loans.  We originate our consumer loans primarily in our geographic lending areas.

We originate new and used manufactured home loans.  The yields on these loans are higher than that on our other residential lending products and the portfolio has performed reasonably well with an acceptable level of risk and loss in exchange for the higher yield.  Our weighted average yield on manufactured home loans at December 31, 2010 was 8.4%, compared to 5.4% for one- to four-family residential mortgages, excluding loans held for sale. At December 31, 2010, these loans totaled $20.0 million, or 62.3% of our consumer loans and 6.7% of our total loan portfolio. For used manufactured homes, loans are generally made for up to 90% of the lesser of the appraised value or purchase price up to $200,000, and with terms typically up to 20 years.  On new manufactured homes, loans are generally made for up to 80% of the lesser of the appraised value or purchase price up to $200,000, and with terms typically up to 20 years.  We generally charge a 1% fee at origination.  All our manufactured home loans are made on a direct basis.  We underwrite these loans based on our review of creditworthiness of the borrower, including credit scores, and the value of the collateral, for which we perfect a security interest under Washington law.

Manufactured home loans are higher risk than loans secured by residential real property, though this risk is reduced if the owner also owns the land on which the home is located.  A small portion of our manufactured home loans involve properties on which we also have financed the land for the owner.  The primary additional risk in manufactured home loans is the difficulty in obtaining adequate value for the collateral due to the cost and limited ability to move the collateral.  These loans tend to be made to retired individuals and first-time homebuyers.  First-time homebuyers of manufactured homes tend to be a higher credit risk than first-time homebuyers of single family residences, due to more limited financial resources.  As a result, these loans have a higher probability of default, higher delinquency rates and greater servicing and collateral recovery costs than single family residential loans and other types of consumer loans.  We take into account this additional risk as a component of our allowance for loan losses methodology.  We attempt to work out delinquent loans with the borrower and, if that is not successful, any repossessed manufactured homes are repossessed and sold.  At December 31, 2010, none of our manufactured home loans were non-performing but $118,000 were graded substandard due to well defined weaknesses of the borrowers and or collateral for these loans.

We make loans on new and used automobiles.  Our automobile loan portfolio totaled $4.0 million at December 31, 2010, or 12.5% of our consumer loan portfolio and 1.3% of our gross loan portfolio. Automobile loans may be written for a term of up to 84 months for new cars and 72 months for used cars and have fixed rates of interest.  Loan-to-value ratios are up to 100% of the lesser of the purchase price or the National Automobile Dealers Association value for auto loans, including tax, licenses, title and mechanical breakdown and gap insurance.  We follow our internal underwriting guidelines in evaluating automobile loans, including credit scoring, verification of employment, reviewing debt to income ratios and valuation of the underlying collateral.

Our consumer loans also include loans secured by new and used boats, motorcycles and recreational vehicles, floating homes, loans secured by deposits and unsecured consumer loans, all of which, at December 31, 2010, totaled $8.1 million, or 25.2% of our consumer loan portfolio and 2.7% of our gross loan portfolio. Loans secured by boats, motorcycles and recreational vehicles typically have terms from five to 15 years, depending on the collateral, and loan-to-value ratios up to 90%.  They are made with fixed rates.  Our unsecured consumer loans have either a fixed rate of interest generally for a maximum term of 48 months, or are revolving lines of credit of generally up to $5,000.  At December 31, 2010, unfunded commitments on our unsecured consumer lines of credit totaled $2.5 million.

Consumer loans (other than our manufactured and floating homes) generally have shorter terms to maturity, which reduces our exposure to changes in interest rates.  In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

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

Commercial Business Lending.  At December 31, 2010, commercial business loans totaled $14.7 million, or 4.90% of our gross loan portfolio. Our commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance commercial vehicles and equipment.  Approximately $1.5 million of our commercial business loans are unsecured.  Our commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower.  Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis.  We generally require personal guarantees on both our secured and unsecured commercial business loans.  Nonetheless, commercial business loans are believed to carry higher credit risk than residential mortgage loans.

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

Interest rates on commercial business loans are generally adjustable and are based on either the prime rate as reported in the West Coast edition of the Wall Street Journal plus a margin of 1% to 4% or an FHLB advance rate plus a similar margin.  In addition, we typically charge loan fees of 1% to 2% of the principal amount at origination, depending on the credit quality and account relationships of the borrower.  Some of our commercial business loans are lines of credit with terms of 12 months and interest-only monthly payments during the term.  The remainder are term loans of three to seven years.

Substantially all of our commercial business loans have been to borrowers in our market area.  We intend to continue our commercial business lending in this geographic area.

Loan Originations, Purchases, Sales, Repayments and Servicing

We originate both fixed-rate and adjustable-rate loans.  Our ability to originate loans, however, is dependent upon customer demand for loans in our market areas.  Over the past few years, we have continued to originate residential and consumer loans, and increased our emphasis on commercial real estate, construction and development, and commercial business lending.  Demand is affected by competition and the interest rate environment.  During the past few years, we, like many other financial institutions, have experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States.  In periods of economic uncertainty, the ability of financial institutions, including us, to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income. In 2010, we did not acquire any loans.  In 2009, we purchased approximately $4.2 million of seasoned multifamily residential real estate loans.  In 2010, we engaged in a loan participation with another financial institution in the amount of $3.0 million.  We underwrite participations to the same standards as an internally-originated loan.

In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services.

We also sell whole residential real estate loans without recourse to Fannie Mae, subject to a provision for repurchase upon breach of representation, warranty or covenant.  These loans are fixed-rate mortgages, which primarily are sold to improve our interest rate risk.  These loans are generally sold for cash in amounts equal to the unpaid principal amount of the loans determined using present value yields to the buyer.  These sales allow for a servicing fee on loans when the servicing is retained by us.  Most residential real estate loans sold by us are sold with servicing retained.  We earned mortgage servicing income of $624,000, $991,000 and $334,000, respectively, for the years ended December 31, 2010, 2009 and 2008.  In November 2009, we acquired a $340.1 million loan servicing portfolio from Leader Financial Services.  These loans are 100% owned by Fannie Mae and are subserviced under an agreement with a third party loan servicer who performs all servicing including payment processing, reporting and collections. At December 31, 2010, we were servicing a $438.7 million portfolio of residential mortgage loans for Fannie Mae.  These mortgage servicing rights are carried at fair value and had a value at December 31, 2010 of $3.2 million.  See Note 6 to the Consolidated Financial Statements.

Sales of whole real estate loans and participations in real estate loans can be beneficial to us since these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending and other investments, and increase liquidity.  We sold $61.9 million, $84.3 million and $31.6 million of these loans during the years ended December 31, 2010, 2009 and 2008, respectively.

Gains, losses and transfer fees on sales of residential real estate loans and participations are recognized at the time of the sale.  Our net gain (loss) on sales of residential loans for all of 2010, 2009 and 2008 were $785,000, $157,000 and $(16,000), respectively.  The following table shows our loan origination, sale and repayment activities for the periods indicated:

	For the year ended December 31,
	2010	2009	2008
	(In thousands)
Originations by type:
Fixed-rate:
One- to four-family real estate	$73,366	$111,745	$54,024
Home equity	1,790	1,146	4,035
Commercial real estate	18,298	6,969	13,072
Construction and development	6,000	3,997	2,574
Consumer	4,669	4,309	7,579
Commercial business	3,272	6,597	5,212
Total fixed-rate	107,395	134,763	86,496
Adjustable rate:
One- to four-family real estate(1)	483	3,171	3,658
Home equity	1,157	3,558	13,547
Commercial real estate	17,698	19,961	18,140
Construction and development	190	38	1,128
Consumer	26	27	151
Commercial business	3,146	1,917	1,515
Total adjustable-rate	22,700	28,672	38,139
Total loans originated	130,095	163,435	124,635
Purchases by type:
Commercial real estate	-	4,199	9,731
Sales and Repayments:
One- to four-family real estate	61,908	84,299	31,552
Total loans sold	61,908	84,299	31,552
Total principal repayments	58,668	53,129	59,093
Total reductions	120,576	137,428	90,645
Net increase (decrease)	$9,519	$30,206	$43,721
__________________________
(1)       These loans include $483,000, $2.3 million and $1.9 million, respectively, of adjustable rate mortgage loan originations to employees at December 31, 2010, 2009 and 2008.

The decrease in originations in 2010 compared to 2009, particularly one-to four-family real estate loans was due to a lack of relative demand in the most recent period.  The ability for borrowers to refinance their existing first mortgage loans was impacted by the interest rate environment, the housing market and the rate of unemployment both in our markets and nationwide.

Asset Quality

When a borrower fails to make a required payment on a residential real estate loan, we attempt to cure the delinquency by contacting the borrower.  In the case of loans secured by residential real estate, a late notice typically is sent 15 days after the due date, and the borrower is contacted by phone within 30 days after the due date.  Generally, a delinquency letter is mailed to the borrower.  All delinquent accounts are reviewed by a loan account executive or branch manager who attempts to cure the delinquency by contacting the borrower once the loan is 30 days past due.  If the account becomes 60 days delinquent and an acceptable repayment plan has not been agreed upon, we generally refer the account to legal counsel with instructions to prepare a notice of intent to foreclose.  The notice of intent to foreclose allows the borrower up to 30 days to bring the account current.  If foreclosed, typically we take title to the property and sell it directly through a real estate broker.

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

Delinquent Loans.  The following table sets forth, as of December 31, 2010, our loans delinquent for 60 to 89 days:

	Loans Delinquent For: 60-89 Days
	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
Real Estate:
One- to four-family real estate	2	$182	0.18%
Home equity	2	116	0.26%
Commercial real estate	1	367	0.53%
Construction and development	-	-	-
Manufactured housing	4	224	0.12%
Consumer	9	18	0.15%
Commercial business	-	-	-
Total, as a percentage of gross loans	18	$907	0.30%

Non-performing Assets.  The table below sets forth the amounts and categories of non-performing assets in our loan portfolio.  Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful or when the loan is more than 90 days past due.  Foreclosed assets include assets acquired in settlement of loans.

	December 31,
	2010	2009	2008	2007	2006
		(Dollars in thousands)
Non-accruing loans:
One- to four-family	$2,506	$1,457	$258	$256	$132
Home equity	392	791	340	---	---
Commercial Real Estate	---	111	471	---	---
Construction or Development	---	1,231	59	---	---
Consumer	---	17	64	162	160
Commercial Business	---	---	60	---	---
Total	2,898	3,607	1,252	418	292

Trouble Debt Restructured Loans
One-to-four family	3,059	4,713	---	---	---
Home equity	1,092	1,599	---	---	---
Land	230	230	---	---	---
Commercial real estate	---	819	---	---	---
Commercial business	---	175	---	---	---
Consumer	15	113	---	---	---
Total	4,396	7,649	---	---	---

OREO and other repossessed assets
One- to four-family	1,102	901	1,250	817	---
Land	70	115	---	---	---
Commercial real estate	1,302	---	---	---	---
Commercial business	---	---	190	---	---
Consumer	151	368	284	35	106
Total	2,625	1,384	1,724	852	106

Total non-performing assets	$9,919	$12,640	$2,976	$1,270	$398
Total as a percentage of total assets	2.96%	3.74%	1.01%	0.54%	0.18%

Total delinquent loans decreased as of December 31, 2010 (32 loans totaling $4.0 million) compared to December 31, 2009 (40 loans totaling $4.4 million).  At the end of 2009, delinquent loans consisted of one-to-four family mortgages, home equity, commercial real estate and consumer loans. At the end of 2010, we had a similar mix of delinquent loans and the delinquency rate continues to reflect the challenging economic conditions in our markets at this time.

For the year ended December 31, 2010, gross interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $253,000, all of which was excluded in interest income for the year ended December 31, 2010.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition at December 31, 2010 Compared to December 31, 2009 -- Delinquencies and Non-performing Assets” for more information on troubled assets.

Troubled Debt Restructured Loans. Troubled debt restructurings, which are accounted for under ASC 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans.  Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity.  All troubled debt restructurings are initially classified as impaired, regardless of whether the loan was performing at the time it was restructured.  Once a troubled debt restructuring has performed according to its modified terms for six months and the collection of principal and interest under the revised terms is deemed probable, the Company removes the troubled debt restructuring from impaired status. When the loan has performed according to its modified terms for one year, and has reverted back to market rates and terms, it is no longer considered a troubled debt restructuring.  At December 31, 2010, we had $4.4 million of loans that were classified as troubled debt restructurings.

Foreclosed Assets.  Foreclosed assets include assets acquired in settlement of loans, including five single family residences totaling $1.1 million, two commercial properties totaling $1.3 million, one parcel of land totaling $70,000 and two manufactured homes totaling $150,000.  The largest foreclosed property has a book value of $860,000 as of December 31, 2010. We do not expect to experience a material loss on any of the foreclosed assets in our possession.

Other Loans of Concern.   In addition to the non-performing assets set forth in the table above, as of December 31, 2010, there were 31 loans totaling $4.4 million with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.  These loans have been considered individually in management’s determination of our allowance for loan losses.  The largest loan relationship of concern at December 31, 2010, totaled $1.6 million and was secured by land.  The remaining loans of concern consist of $1.2 million in commercial real estate loans, $222,000 in commercial business loans, $845,000 in residential mortgage loans, $37,000 in land loans and $22,000 in consumer loans.  Loans of concern of $3.1 million had specific loan loss reserves established.  The majority of the loans of concern were current at December 31, 2010.

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

We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of management’s review of our assets, at December 31, 2010, we had classified $7.0 million of our assets as substandard, which represented a variety of outstanding loans, non-agency mortgage backed securities, foreclosed real estate and other repossessed assets. At that date, we had no assets classified as doubtful or loss. This total amount of classified assets represented 49.8% of our equity capital and 4.0% of our assets at December 31, 2010.  Classified assets totaled $12.1 million, or 47.7% of our equity capital and 3.6% of our assets at December 31, 2009.  We continued to make improvements to our credit administration procedures during 2010 which has allowed us to identify the classification of a number of loans earlier in the process. In addition to our increased focus on credit administration, deteriorating economic conditions nationwide and in the markets where we do business also contributed to the increase in classified assets from 2009 to 2010.

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

At December 31, 2010, our allowance for loan losses was $4.4 million, or 1.5% of our total loan portfolio.  Our allowance in 2010 was higher than in 2009 and 2008, because of higher net charge-offs, an increase to the overall portfolio, in particular our commercial real estate loan portfolio, and a troubled economic environment.  The increase in the allowance for loan losses was necessary as a result of the increase in the Company’s charge-off ratio and an increase in the specific valuation for impaired loans compared to 2009.

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

The following table sets forth an analysis of our allowance for loan losses:

	December 31,
	2010	2009	2008	2007	2006
		(Dollars in thousands)
Balance at beginning of period	$3,468	$1,306	$828	$822	$1,321
Charge-offs:
One-to four-family	843	104	114	-	-
Home equity	1,291	1,368	62	-	-
Commercial real estate	940	74	37	-	-
Commercial business	221	149	71	-	-
Consumer	649	577	505	483	1,013
Total charge-offs	3,944	2,272	789	483	1,013
Recoveries:
One-to four-family		-	2	-	-
Home equity	222	-	-	-	-
Commercial real estate	-	22	-	-	-
Commercial business	2	9	15	-	-
Consumer	38	128	142	239	233
Total recoveries	262	159	157	239	233
Net charge-offs	3,682	2,113	632	244	780
Additions charged to operations	4,650	4,275	1,110	250	281
Balance at end of period	$4,436	$3,468	$1,306	$828	$822

Net charge-offs during the period as a percentage of average loans outstanding during the period	1.21%	0.75%	0.26%	0.11%	0.40%

Net charge-offs during the period as a percentage of average non-performing assets	31.21%	50.02%	144.46%	33.46%	184.42%

Allowance as a percentage of non-performing loans	60.82%	30.81%	104.31%	198.22%	281.51%

Allowance as a percentage of total loans (end of period)	1.48%	1.18%	0.49%	0.37%	0.40%

The increase in net charge-offs as a percentage of average non-performing assets is due to higher net charge-offs during the period specifically related to one- to four-family loans, home equity loans and commercial real estate and business loans.  These increases were due to challenging market conditions, specifically related to the housing market in the Puget Sound area and Clallam County, Washington.

The increase in our allowance for loan losses as a percentage of non-performing loans is a result of the increase in non-performing loans during the period.  The allowance for loan losses as a percentage of total loans increased to 1.5% as of December 31, 2010 compared to 1.2% as of December 31, 2009.

During June 2006, we sold our credit card portfolio.  The credit card portfolio, and charge-offs and the inherent risks associated with that portfolio, were the primary reasons for the level of consumer charge-offs taken during 2006.  Net charge-offs for the credit card portfolio totaled $509,000 in 2006.

The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:

	2010		2009		2008		2007		2006
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Allocated at end of period to:
One- to four-family	$770	32.81%	$589	36.63%	$321	34.33%	$145	38.37%	$100	41.60%
Home equity	1,683	14.96	2,220	17.22	240	20.61	100	20.53	40	18.99
Commercial real estate	664	32.44	220	24.58	153	18.41	170	11.32	170	8.46
Construction and development	-	4.16	-	3.41	55	4.62	25	3.90	30	4.57
Consumer	603	10.73	243	12.09	272	15.36	159	20.99	255	22.71
Commercial business	163	4.90	164	6.07	158	6.67	90	4.89	75	3.67
Unallocated	554	-	32	-	107	-	139	-	152	-
Total	$4,436	100.00%	$3,468	100.00%	$1,306	100.00%	$828	100.00%	$822	100.00%

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

The general objectives of our investment portfolio will be to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk.  Our investment quality will emphasize safer investments with the yield on those investments secondary to not taking unnecessary risk with the available funds of the Bank.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management.”

The investment strategy and portfolio of the Company is similar to that of the Bank; although the Company is subject to fewer regulatory limits on its investments.

At December 31, 2010, we owned $2.4 million in Federal Home Loan Bank of Seattle stock.  For the years ended December 31, 2010 and 2009, we received no dividends from the Federal Home Loan Bank of Seattle.  We are required to own this stock to be a member of and to obtain advances from our Federal Home Loan Bank.  This stock is not marketable and can only be redeemed by our Federal Home Loan Bank.  The Federal Home Loan Bank of Seattle has reported a risk-based capital deficiency under the regulations of the Federal Housing Finance

Authority, its primary regulator since the end of 2008.  As a result, the Federal Home Loan Bank has suspended dividends on and the repurchase or redemption of its outstanding common stock.  The Federal Home Loan Bank has disclosed that it believes the calculation of risk-based capital under the regulations significantly overstates the market risk of its private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in its balance sheet.  As a result, we have not recorded any impairment on our Federal Home Loan Bank stock.  However, continued deterioration in the Federal Home Loan Bank’s financial position may result in impairment in the value of those securities resulting in a decrease in our earnings and assets.  Our Federal Home Loan Bank’s financial condition is linked, in part, to the eleven other members of the Federal Home Loan Bank System and to accounting rules and asset quality risks that could materially lower their capital, which would cause our Federal Home Loan Bank stock to be deemed impaired.

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated.  At December 31, 2010, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	December 31,
	2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale
Agency mortgage-backed securities	$54	$61	$3,421	$3,370	$2,007	$2,029
Non-agency mortgage-backed securities(1)	5,543	4,480	7,901	6,529	8,124	6,901
Total available for sale	5,597	4,541	11,322	9,899	10,131	8,930

Federal Home Loan Bank stock	2,444	2,444	2,444	2,444	2,444	2,444

Total investments	$8,041	$6,985	$13,766	$12,343	$12,575	$11,374
________________________
(1)The non-agency mortgage backed securities have an unrealized loss of $1.1 million as of December 31, 2010.  These securities were purchased at a discount in 2008 and 2009.  Each of these securities has performed and paid principal and interest each month as contractually committed.

The composition and maturities of our investment securities portfolio at December 31, 2010, excluding Federal Home Loan Bank stock, are as follows:  Federal agency mortgage-backed securities with an amortized cost of $54,000 and a fair value of $61,000 and a final maturity greater than ten years and non-agency mortgage-backed securities with an amortized cost of $5.5 million and a fair value of $4.5 million and a final maturity greater than ten years.

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

During the year ended December 31, 2010, we recognized a $99,000 non-cash OTTI charge on certain on two non-agency mortgage-backed securities.  At December 31, 2010, the fair value of these two securities was $1.5 million.  Management concluded that the decline of the estimated fair value below the cost of the securities was other than temporary and recorded a credit loss of $99,000 through non-interest income.  We determined the remaining decline in value of $1 million was not related to specific credit deterioration.  We do not intend to sell these securities and it is more likely than not that we will be required to sell the securities before anticipated recovery of the remaining amortized cost basis.  We closely monitor our investment securities for changes in credit risk.  The current market environment significantly limits our ability to mitigate our exposure to valuation changes in these securities by selling them.  Accordingly, if market conditions deteriorate further and we determine our holdings of these or other investment securities are OTTI, our future earnings, shareholders’ equity, regulatory capital and continuing operations could be materially adversely affected.

Sources of Funds

General.  Our sources of funds are primarily deposits, borrowings, payments of principal and interest on loans and funds provided from operations.

Deposits.  We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms.  Our deposits consist of savings accounts, money market deposit accounts, demand accounts and certificates of deposit.  We solicit deposits primarily in our market areas; however, at December 31, 2010, approximately 3.6% of our deposits were from persons outside the State of Washington. As of December 31, 2010, core deposits, which we define as our non-certificate or non-time deposit accounts, represented approximately 46.8% of total deposits, compared to 52.9% as of December 31, 2009.  We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits and we expect to continue these practices in the future.

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

The following table sets forth our deposit flows during the periods indicated:

	For the year ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Opening balance	$287,564	$222,760	$202,791
Net deposits (withdrawals)	(12,771)	58,681	13,529
Interest credited	3,701	6,123	6,440
Ending balance	$278,494	$287,564	$222,760
Net increase (decrease)	$(9,070)	$64,804	$19,969
Percent increase (decrease)	(3.2)%	29.1%	9.8%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank at the dates indicated:

	December 31,
	2010		2009		2008
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
		(Dollars in thousands)
Transactions and Savings Deposits:
Noninterest-bearing checking	$22,148	7.95%	$21,227	7.38%	$12,589	5.65%
Interest-bearing demand	22,186	7.97	28,197	9.81	20,637	9.26
Savings	21,598	7.76	19,655	6.84	12,521	5.62
Money market	77,257	27.74	81,620	28.38	51,745	23.24
Escrow	4,922	1.8	977	0.34	587	0.26
Total non-certificates	148,111	53.18	151,676	52.75	98,079	44,03
Certificates:
Below 1%	26,132	9.38	7,189	2.50	---	---
1.00 - 3.99%	90,967	32.66	95,695	33.28	41,169	18.48
4.00 - 5.99%	13,275	4.77	32,992	11.47	83,507	37.49
6.00 - 7.99%	9	0.00	12	0.00	5	0.00
Total certificates	130,383	46.82	135,888	47.25	124,681	55.97
Total deposits	$278,494	100.00%	$287,564	100.00%	$222,760	100.00%

Recent decreases in certificate accounts reflect some expected attrition of single-relationship accounts and other accounts as a result of the East Marginal Way branch closure in 2010 as well as attrition of some acquired accounts from our two branch purchase from 1st Security Bank of Washington that closed in 2009 and decreased emphasis on public fund accounts.  Money market account decreases are primarily a result of a decreased emphasis on public fund accounts, especially those out of our market area.  The decrease in interest-bearing demand deposits have decreased primarily as a result of our decreased position in the market for those accounts as well as a consumer shift to money market and certificate accounts. Our noninterest-bearing checking increases are a result of our increased emphasis on attracting these and other low cost deposit accounts such as savings.  We require our commercial loan customers to maintain a checking or savings account with us.  As our commercial lending business increases, we anticipate increases in transaction and savings deposits from our commercial customers.  We are a public funds depository and as of December 31, 2010, we had $15.0 million in public funds.  These funds consist of $10.5 million in certificates of deposit and $4.6 million in money market accounts.  These accounts must be 100% collateralized.  We use agency mortgage-backed securities and letters of credit from the Federal Home Loan Bank of Seattle as collateral for these funds.

The following table shows rate and maturity information for the Company’s certificates of deposit at December 31, 2010.

	0.00- 3.99%	4.00- 5.99%	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:
March 31, 2011	$35,354	$4,168	$39,522	30.31%
June 30, 2011	30,863	114	30,977	23.76
September 30, 2011	2,700	14	2,714	2.08
December 31, 2011	9,533	220	9,753	7.48
March 31, 2012	10,590	887	11,477	8.80
June 30, 2012	23,112	383	23,495	18.02
September 30, 2012	339	670	1,009	0.77
December 31, 2012	1,784	708	2,492	1.91
March 31, 2013	506	702	1,208	0.93
June 30, 2013	204	1,124	1,328	1.02
September 30, 2013	103	447	550	0.42
December 31, 2013	288	875	1,163	0.89
Thereafter	4,551	144	4,695	3.60
Total	$119,927	$10,456	$130,383	100.00%
Percent of total	91.98%	8.02%	100.00%

The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2010:

	Maturity
	3 months or less	Over 3 to 6 months	Over 6 to 12 months	Over 12 months	Total
		(Dollars in thousands)
Certificates of deposit less than $100,000	$17,911	$13,555	$7,738	$22,546	$61,750
Certificates of deposit of $100,000 or more	21,611	17,422	4,729	24,871	68,633
Total certificates of deposit	$39,522	$30,977	$12,467	$47,417	$130,383

Borrowings.  Although deposits are our primary source of funds, we may utilize borrowings as a cost-effective source of funds when they can be invested at a positive interest rate spread, for additional capacity to fund loan demand, or to meet our asset/liability management goals.  Our borrowings currently consist of advances from the Federal Home Loan Bank of Seattle.  See Note 10 of the Notes to Consolidated Financial Statements.

We are a member of and obtain advances from the Federal Home Loan Bank of Seattle, which is part of the Federal Home Loan Bank System.  The twelve regional Federal Home Loan Banks provide a central credit facility for their member institutions.  These advances are provided upon the security of certain of our mortgage loans and mortgage-backed securities.  These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features, and all long-term advances are required to provide funds for residential home financing.  The Bank has entered into a loan agreement with the Federal Home Loan Bank of Seattle pursuant to which it may borrow up to approximately 35% of its assets, secured by a blanket pledge on a portion of our residential mortgage portfolio.  At December 31, 2010, we had $24.8 million in Federal Home Loan Bank advances outstanding, which had maturities between zero and seven years, and had the ability to borrow an additional $94.6 million, subject to certain collateral requirements.  At the same date, we had $136.4 million in residential mortgages, commercial real estate and mortgage-backed securities available to serve as collateral for additional advances.  We plan to rely in part on long-term Federal Home Loan Bank advances to fund asset and loan growth.  We also use short-term advances to meet short term liquidity needs. We are required to own stock in the Federal Home Loan Bank of Seattle based on the amount of our advances.

The following table sets forth the maximum month-end balance and average balance of borrowings for the periods indicated:

	For the year ended December 31,
	2010	2009	2008
Maximum balance:	(Dollars in thousands)
Federal Home Loan Bank advances:	$33,550	$41,950	$56,119
Average balances:
Federal Home Loan Bank advances	$23,478	$28,364	$38,474
Weighted average interest rate:
Federal Home Loan Bank advances	2.52%	3.29%	3.31%

The following table sets forth certain information about our borrowings at the dates indicated.

	December 31,
	2010	2009	2008
	(Dollars in thousands)
Federal Home Loan Bank advances	$24,849	$20,000	$42,219
Weighted average interest rate:
Federal Home Loan Bank advances	1.86%	3.27%	2.73%

The Company is authorized to borrow from the Federal Reserve Bank of San Francisco’s “discount window” for overnight liquidity needs.  During 2010, we borrowed from the Federal Reserve Bank discount window.  The maximum balance was $2.4 million, the average balance was $66,000 and the weighted average rate was 0.50%.  During 2009, we had a maximum balance of $8.0 million, an average balance of $1.1 million and the weighted average rate was 0.50%.  There were no outstanding balances at December 31, 2010 and 2009.

Subsidiary and Other Activities

The Company has one inactive subsidiary, which was formed when we were a credit union to enable us to originate mortgages for nonmembers.  Our capital investment in the inactive subsidiary as of December 31, 2010 was $2,000.

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

We attract our deposits through our branch office system.  Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments.  We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates.  Based on the most recent data provided by the FDIC, there are approximately 75 other commercial banks and savings institutions operating in the Seattle-Tacoma-Bellevue, Washington Metropolitan Statistical Area and 13 other commercial banks and savings institutions in Clallam County.  Based on the most recent branch deposit data provided by the FDIC, the Bank’s share of deposits in the Seattle-Tacoma-Bellevue, Washington Metropolitan Statistical Area was approximately 0.2%.  The five largest financial institutions in that area have 72.5% of those deposits.  In addition, our share of deposits in Clallam County was 9.3%, with the five largest institutions in that county having 69.1% of the deposits.

Employees

At December 31, 2010, we had a total of 62 full-time employees and 12 part-time employees.  Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

How We Are Regulated

Set forth below is a brief description of certain laws and regulations that are applicable to the Company, the Bank and the MHC.  The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

Legislation is introduced from time to time in the United States Congress that may affect our operations.  In addition, the regulations governing the Company, the Bank and the MHC may be amended from time to time by the FDIC, the Board of Governors of the Federal Reserve System or the SEC, as appropriate.  The Dodd-Frank Wall Street Reform and Consumer Protection Act that was enacted on July 21, 2010 (“Dodd Frank Act”), provides, among other things, for new restrictions and an expanded framework of regulatory oversight for financial institutions and their holding companies, including the Company and the Bank.  Under the new law, the Bank’s primary regulator, the OTS, will be eliminated, and the Bank will be subject to regulation and supervision by the OCC, which currently oversees national banks.  In addition, beginning in 2011, all financial institution holding companies, including the Company, will be regulated by the Board of Governors of the Federal Reserve System, including imposing federal capital requirements on the Company and may result in additional restrictions on investments and other holding company activities.  The law also creates a new consumer financial protection bureau that will have the authority to promulgate rules intended to protect consumers in the financial product and services market.  The creation of this independent bureau could result in new regulatory requirements and raise the cost of regulatory compliance.  In addition, new regulations mandated by the law could require changes in regulatory capital requirements, loan loss provisioning practices, and compensation practices and require holding companies to serve as a source of strength for their financial institution subsidiaries.  Effective July 21, 2011, financial institutions may pay interest on demand deposits, which could increase our interest expense.  We cannot determine the full impact of the new law on our business and operations at this time.  Any such legislative or regulatory changes in the future could adversely affect our operations and financial condition.

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

Sound Community Bank.  The Bank, as a federally chartered savings bank, is subject to regulation, periodic examination and oversight by the OTS, which extends to all aspects of its operations.  This regulation of the Bank is intended for the protection of depositors and the insurance of accounts fund and not for the purpose of protecting shareholders.  As noted above, this OTS oversight will be transferred to the OCC in 2011.  The Bank is required to maintain minimum levels of regulatory capital and is subject to some limitations on the payment of dividends to Sound Financial.  See “- Regulatory Capital Requirements” and “- Limitations on Dividends and Other Capital Distributions.”  The Bank also is subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law.

The investment and lending authority of the Bank is prescribed by federal laws and regulations, and it is prohibited from engaging in any activities not permitted by such laws and regulations.  In addition, all savings associations are required to maintain qualified thrift lender status to avoid certain restrictions on their operations.  This status is maintained by meeting the OTS qualified thrift lender test, which requires a savings institution to have a designated level of thrift-related assets, generally consisting of residential housing-related loans and investments, thereby indirectly limiting investment in other assets.  As of December 31, 2010, the Bank met this test and has met it since it became a federal savings bank.  If the Bank loses qualified thrift lender status, it becomes subject to national bank investment and activity limits.

The Bank is subject to a statutory lending limit for aggregate loans to one person or a group of persons combined because of certain common interests.  That limit is equal to 15% of our unimpaired capital and surplus, except for loans fully secured by readily marketable collateral, in which case that limit is increased to 25%.  At December 31, 2010, the Bank’s general 15% lending limit under this restriction was $4.6 million. We have no loans or lending relationships in excess of our lending limit.

The Bank is subject to periodic examinations by the OTS.  During these examinations, the examiners may require that the Bank provide for higher general or specific loan loss reserves, which can impact our capital and earnings.  As a federal savings bank, the Bank is subject to a semi-annual assessment, based upon its total assets, to fund the operations of the OTS.

The OTS has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits.  Any institution regulated by the OTS that fails to comply with these standards must submit a compliance plan.

FDIC Regulation and Insurance of Accounts.  The Bank’s deposits are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government.  The basic deposit insurance level is $250,000.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  Our deposit insurance premiums for the year ended December 31, 2010 were $645,000.  Those premiums have increased in recent years and may continue to increase due to strains on the FDIC deposit insurance fund due to the cost of large bank failures and increase in the number of troubled banks.

The FDIC assesses deposit insurance premiums quarterly on each FDIC-insured institution based on deposit levels and annualized rates for one of four risk categories applied to its deposits subject to certain adjustments.  Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors, and its deposit insurance premiums are based on these risk categories, with higher-risk institutions paying higher premiums.

In accordance with the requirements in the Dodd-Frank Act, the FDIC has issued new regulations setting insurance premium assessments based on an institution’s total assets minus its Tier 1 capital instead of its deposits. The new premiums are effective April 1, 2011 and payable at the end of September 2011.   The intent of the new regulations at this time is not to substantially change the level of premiums paid notwithstanding the use of assets as the calculation base instead of deposits.  The Bank’s premiums will be based on its same assignment under one of four risk categories based on capital, supervisory ratings and other factors; however, the premium rates for those risk categories would be revised to maintain similar premium levels under the new calculation as currently exist.

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

Sound Financial and Sound Community MHC.  As savings association holding companies, Sound Financial and MHC are subject to regulation, supervision and examination by the OTS.  This oversight will transfer to the Board of Governors of the Federal Reserve System and the OCC in 2011.  The terms of their charters and bylaws are prescribed by the OTS.  Under regulations of the OTS, MHC must own a majority of outstanding shares of Sound Financial in order to qualify as a mutual holding Company.  Applicable federal laws and regulations limit the activities of Sound Financial and MHC and require the approval of the OTS for any acquisition or divestiture of a subsidiary, including another financial institution or holding company thereof.  Transactions between MHC or Sound Financial and the Bank are subject to regulatory limits and requirements for transactions with affiliates.  If the Bank fails the qualified thrift lender test, MHC and Sound Financial must obtain the approval of the OTS prior to continuing, directly or through other subsidiaries, in any business activity other than those approved for bank holding companies or their subsidiaries.  In addition, within one year of such failure, MHC and Sound Financial must register as, and will become subject to, the restrictions applicable to bank holding companies.  Under regulations of the OTS, MHC may convert to the stock form of ownership, though it has no current intention to do so.  In that stock conversion, the members of MHC would have a right to subscribe for shares of stock in a new holding company that would own MHC’s shares in Sound Financial.  In addition, each share of stock in Sound Financial not owned by MHC would be converted into shares in that new company in an amount that preserves the holder’s percentage ownership.

Regulatory Capital Requirements.  The Bank is required to maintain minimum levels of regulatory capital under regulations of the OTS.  The OTS has established capital standards, including a leverage or core capital requirement and a risk-based capital requirement applicable to all savings institutions.  In addition, the OTS is also authorized to impose capital requirements in excess of these standards on a case-by-case basis.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation -- Capital Resources” for information on the Bank’s compliance with these capital requirements.

The capital standards generally require core capital equal to at least 4.0% of adjusted total assets.  Core capital consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships.  The OTS also requires savings institutions to have total capital of at least 8.0% of risk-weighted assets.  Total capital consists of core capital, as defined above, and supplementary capital.  Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets.  The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset.  From a policy perspective, due to increased nonperforming loans and depressed economic conditions, the OTS encouraged institutions to have capital in excess of these requirements (often 8% core and 12% risk-based capital) during 2010.  The Bank has agreed to meet these levels of capital in a memorandum of understanding with the OTS.

The OTS and FDIC are authorized and, under certain circumstances, required to take certain actions against savings banks that fail to meet these capital requirements and other designated capital levels.  The OTS is generally required to take action to restrict the activities of an “undercapitalized institution,” which is an institution with less than either a 4.0% core capital ratio, a 4.0% Tier 1 risked-based capital ratio or an 8.0% total risk-based capital ratio.  Any such institution must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.

Any institution that fails to comply with its capital plan or has Tier 1 risk-based or core capital ratios of less than 3.0% or a total risk-based capital ratio of less than 6.0% is considered “significantly undercapitalized” and must be made subject to one or more additional specified actions and operating restrictions that may cover all aspects of its operations and may include a forced merger or acquisition of the institution.  An institution with tangible equity to total assets of less than 2.0% is “critically undercapitalized,” becomes subject to further mandatory restrictions on its operations and generally must be placed in receivership or conservatorship within 90 days.  The OTS generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.  The imposition by the OTS of any of these measures on the Bank may have a substantial adverse effect on its operations and profitability.

Capital Requirements for the Company and MHC.  The Company and MHC are not subject to any specific capital requirements, though, under the Dodd-Frank Act, they will become subject to bank holding company requirements in five years.  The OTS, however, expects them to support the Bank, including providing additional capital to the Bank when it does not meet its regulatory capital requirements.  The Company has agreed in a memorandum of understanding with the OTS to assist the Bank in meeting the higher capital levels required in its memorandum of understanding with the OTS.  As a result of this expectation, the OTS regulates the ability of the Bank to pay dividends to the Company and has prohibited those dividends in the memoranda of understanding.

Limitations on Dividends and Other Capital Distributions.  OTS regulations impose various restrictions on the ability of the Bank to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.  The Bank must file a notice or application with the OTS before making any capital distribution.  The Bank generally may make capital distributions during any calendar year in an amount up to 100% of net income for the year-to-date plus retained net income for the two preceding years, so long as it is well-capitalized (5.0% core capital, 6.0% Tier 1 risk-based capital and 8.0% total risk-based capital) after the distribution.  If the Bank, however, proposes to make a capital distribution when it does not meet its current minimum capital requirements (or will not following the proposed capital distribution) or that will exceed these net income limitations, it must obtain OTS approval prior to making such distribution.  The OTS may object to any distribution based on safety and soundness concerns.  The memorandum of understanding limits all Bank dividends without OTS approval.

The Company is subject to OTS regulatory restrictions on the payment of dividends based on a Memorandum of Understanding (“MOU”) with the OTS.  The MOU limits all Company dividends without OTS approval.  Dividends from the Company may also depend, in part, upon its receipt of dividends from the Bank.  In addition, the Company may not make a distribution that would constitute a return of capital during the three-year term of the business plan submitted in connection with the mutual holding company reorganization and 2008 stock issuance.  No insured depositary institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized.

Currently, MHC may elect to waive its pro rata portion of a dividend declared and paid by Sound Financial after filing a notice with and receiving no objection from the OTS.  We anticipate that MHC, subject to its own need for capital and funds, will waive dividends paid by Sound Financial.  The interests of other shareholders of Sound Financial who receive dividends are not diluted by any waiver of dividends by MHC in the event of a full stock conversion.  However, this dividend waiver and the impact of prior waivers on a full stock conversion are expected to change when holding company authority is transferred to the Board of Governors of the Federal Reserve System and the OCC in 2011.

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

The Company adopted the provisions of FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  The Company had no unrecognized tax benefits which would require an adjustment to the January 1, 2007 beginning balance of retained earnings.  The Company had no unrecognized tax benefits at December 31, 2009 and at December 31, 2010.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense.  During the years ended December 31, 2010 and 2009 the Company recognized no interest and penalties.

The Company or its subsidiary files an income tax return in the U.S. federal jurisdiction, and various states.  With few exceptions, the Company is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2007.

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

Net Operating Loss Carryovers.  A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  This provision applies to losses incurred in taxable years beginning after August 6, 1997.  At December 31, 2010, we had no net operating loss carryforwards for federal income tax purposes.

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

State Taxation

The Company and the Bank are subject to a business and occupation tax imposed under Washington law at the rate of 1.8% of gross receipts.  Interest received on loans secured by mortgages or deeds of trust on residential properties and certain investment securities are exempt from this tax.

Internet Website

The Company and the Bank maintain a website, www.soundcb.com.  Information pertaining to the Company, including SEC filings, can be found by clicking the link on our site called “Investor Relations.” This Annual Report on Form 10-K and our other reports, proxy statements and other information filed with the SEC are available on that website within the Investor Relations webpage by clicking the link called “SEC Filings.”  The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K.  For more information regarding access to these filings on our website, please contact our Corporate Secretary, Sound Financial, Inc., 2005 5th Avenue, Suite 200, Seattle, Washington, 98121 or by calling (206) 448-0884.

Item 1A.  Risk Factors

Not required; the Company is a smaller reporting company.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.     Properties

All of our offices are leased.  The operating leases contain renewal options and require the Company to pay property taxes and operating expenses on the properties.  Our total rental expense for each of the years ended December 31, 2010 and 2009 was $793,000 and $759,000, respectively. The aggregate net book value of the Company’s leasehold improvements, furniture and equipment was $3.3 million at December 31, 2010. See also Note 8 of the Notes to Consolidated Financial Statements.  In the opinion of management, the facilities are adequate and suitable for the current needs of the Bank.  During 2009, we opened a new branch in Port Angeles, acquired the Tacoma branch of 1st Security Bank of Washington and consolidated our Lakewood branch into that Tacoma facility. We closed our East Marginal Way facility in March 2010, when the current lease was terminated.  We may open additional banking offices to better serve current customers and to attract new customers in subsequent years.

The following table sets forth certain information concerning the main office and each branch office of the Bank at December 31, 2010.

Location	Year opened	Owned or leased	Lease expiration date
Main office:
2005 5th Avenue Seattle, WA 98121	1993	Leased	20171

Branch offices:
Cedar Plaza Branch 22807 44th Avenue West Mountlake Terrace, WA 98043	2004	Leased	20152

Tacoma Branch 2941 S. 38th Street Tacoma, WA 98409	2009	Leased	20141

Sequim Branch 541 North 5th Avenue Sequim, WA 98382	1997	Leased	20133

Port Angeles Branch 110 N. Alder Street Port Angeles, WA 98682	2010	Leased	20284
_________________
1. Lease contains no renewal option.
2. Lease provides for four five-year renewals.
3. Lease provides for two nine-year renewals.
4. Lease provides for two ten-year renewals.

The Company also owns a building in Port Angeles that was acquired as a part of the 1st Security transaction.  This building was not in use as of December 31, 2010.  Management intends to either lease or sell the building in 2011.

We maintain depositor and borrower customer files on an on-line basis, utilizing a telecommunications network, portions of which are leased. Management has a disaster recovery plan in place with respect to the data processing system, as well as the Bank’s operations as a whole.

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

Item 4.    (Removed and Reserved)

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Sound Financial is traded on the Over-the-Counter Electronic Bulletin Board under the symbol "SNFL."  The table below shows the high and low closing prices and quarterly dividends for our common stock for the periods indicated.  This stock price information was provided by the Yahoo Finance System and is based on OTC quotations, which reflect inter-dealer prices with retail mark-up, mark-down or commissions and may not represent actual transactions.

	Stock Price		Dividends Per Share
2010 Quarters	High	Low
First Quarter (ended 3/31/2010)	$5.10	$3.85	$0.02
Second Quarter (ended 6/30/2010)	$7.00	$4.50	$0.00
Third Quarter (ended 9/30/2010)	$5.25	$4.60	$0.00
Fourth Quarter (ended 12/31/2010)	$5.00	$4.75	$0.00

	Stock Price		Dividends Per Share
2009 Quarters	High	Low
First Quarter (ended 3/31/2009)	$7.50	$5.90	$0.04
Second Quarter (ended 6/30/2009)	$7.00	$5.75	$0.04
Third Quarter (ended 9/30/2009)	$7.00	$5.45	$0.02
Fourth Quarter (ended 12/31/2009)	$6.00	$4.10	$0.02

At December 31, 2010, there were 3,000,095 shares outstanding and the closing price of our common stock on that date was $4.80.  On that date, we had approximately 315 shareholders of record.

Our cash dividend payout policy is reviewed continually by management and the Board of Directors.  In July 2010, the Company entered into a memorandum of understanding with the OTS that requires that the Company:  (1) assist the Bank in increasing its core and risk-based capital ratios to 8% and 12%, respectively, and (2) not pay or declare any dividends or redeem any of its stock without OTS approval.  As a result, the Company has suspended its policy of paying quarterly dividends.  The Board does not anticipate reinstating cash dividends until after March 31, 2011 and, even then, any dividends would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions.  No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from the Bank.  Federal regulations and a July 2010 memorandum of understanding between the Bank and the OTS restrict the ability of the Bank to pay dividends and make other capital distributions to us.

Information regarding our equity compensation plan is included in Item 12 of this Form 10-K.

The Company did not repurchase any shares in 2010 and has no stock repurchase plan currently authorized.

Item 6.    Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following information is only a summary and should be read in conjunction with our consolidated financial statements and accompanying notes contained in Item 8.

	At December 31,
	2010	2009	2008
	(In thousands)
Selected Financial Condition Data:
Total assets	$334,639	$337,806	$293,497
Cash and cash equivalents	9,092	15,679	5,608
Loans receivable, net	294,810	286,357	262,407
Loans held for sale	902	2,858	956
Mortgage-backed securities available for sale (at fair value)	4,541	9,899	8,930
Deposits	278,494	287,564	222,560
Federal Home Loan Bank advances	24,849	20,000	42,419
Equity	26,902	25,068	26,103

	For the years ended December 31,
	2010	2009	2008
Selected Operations Data:
Total interest income	$19,314	$19,128	$16,958
Total interest expense	4,288	7,057	7,713
Net interest income	15,026	12,071	9,245
Provision for loan losses	4,650	4,275	1,110
Net interest income after provision	10,376	7,796	8,135
Service charges and fee income	2,182	2,081	1,813
Mortgage servicing income	625	867	339
Gain on sale of loans and securities	849	430	138
Other-than-temporary impairment losses on securities	(99)	(61)	--
Gain on bargain purchase of branches	--	227	--
Other noninterest income	368	392	154
Total noninterest income	3,925	3,936	2,444
Salaries and benefits	5,864	5,700	4,992
Net loss on other real estate owned and repossessed assets	461	627	269
Other noninterest expense	6,100	6,483	5,011
Total noninterest expense	12,425	12,810	10,272
Income (loss) before income taxes	1,876	(1,078)	307
Income tax expense (benefit)	545	(464)	45
Net income (loss)	$1,331	$(614)	$262

	2010	2009	2008
Selected Financial Ratios and Other Data:
Performance ratios:
Return on assets (ratio of net income to average total assets)	0.43%	(0.19)%	0.10%
Return on equity (ratio of net income to average equity)	5.87%	(2.38)%	0.98%
Interest rate spread information:
Average during period	4.81%	3.98%	3.50%
End of period	5.01%	4.53%	3.54%
Net interest margin(1)	4.82%	3.99%	3.62%
Non-interest income to operating revenue	18.74%	21.51%	19.04%
Operating expense to average total assets	3.52%	3.74%	3.69%
Average interest-earning assets to average interest-bearing liabilities	110.76%	101.78%	106.33%
Efficiency ratio(2)	65.56%	79.74%	87.90%

Asset quality ratios:
Non-performing assets to total assets at end of period	2.96%	3.68%	1.20%
Non-performing loans to gross loans	2.44%	3.81%	0.64%
Allowance for loan losses to non-performing loans	60.82%	30.81%	104.31%
Allowance for loan losses to gross loans	1.48%	1.18%	0.49%
Net charge-offs to average loans outstanding	1.21%	0.75%	0.26%

Capital ratios:
Equity to total assets at end of period	8.03%	7.42%	8.89%
Average equity to average assets	7.38%	7.93%	9.86%

Other data:
Number of full service offices	5	6	5

_____________________________
(1)	Net interest income divided by average interest earning assets.
(2)
Total other operating expense, excluding real estate owned and repossessed property expense, as a percentage of net interest income and total other operating income, excluding net securities transactions.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Sound Financial, Inc. (the “Company”) was incorporated on January 8, 2008, to hold all of the stock of Sound Community Bank (the “Bank”) after its reorganization into stock form and the mutual holding company structure.  Sound MHC, the mutual holding company created in that reorganization (“MHC”), owned 55% of the outstanding stock of the Company at 2010 year-end.

The Company was organized as part of the Bank reorganization into the mutual holding company form of organization.  In that reorganization, the Bank (i) converted to a stock savings bank as the successor to the Bank in its mutual form; (ii) organized the Company, which owns 100% of the common stock of the Bank; and (iii) organized MHC, which acquired 54% of the common stock of the Company in the reorganization.  MHC has no other activities or operations other than its ownership of the Company.  The Company has no significant assets other than all of the outstanding shares of common stock of the Bank, its loan to the Company’s Employee Stock Ownership Plan and certain liquid assets.

In connection with the reorganization, the Company sold 1,297,148 shares of common stock in a subscription offering that closed on January 8, 2008.  Those shares constituted 44% of the outstanding shares of common stock of the Company.  The Company also issued 29,480 shares of common stock to Sound Community Foundation, a charitable foundation created by the Bank in connection with the reorganization and subscription offering.  The remaining 1,621,435 shares of common stock of the Company outstanding were issued in accordance with federal law to MHC.

The Bank was originally chartered in 1953 as the Associated Grocers Employees Federal Credit Union.  By the late 1980’s, the members of the credit union expanded from employees of Associated Grocers to employees of other businesses.  In the 1990’s, the credit union was serving employees of approximately 450 small companies.  In 1992, it changed its name to Credit Union of the Pacific.  On May 19, 2003, Credit Union of the Pacific converted its charter from a state-chartered credit union to a federally chartered savings bank.  On that date the name was changed from Credit Union of the Pacific to Sound Community Bank.

The Company’s principal business consists of attracting retail deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one- to four-family residences (including home equity loans and lines of credit), commercial real estate, consumer and commercial business loans and, to a lesser extent, construction and development loans.  We offer a wide variety of secured and unsecured consumer loan products, including manufactured home loans, automobile loans, boat loans and recreational vehicle loans.  We intend to continue emphasizing our residential mortgage, home equity and consumer lending, while also expanding our emphasis in commercial real estate and commercial business lending.  In recent years, we have focused on expanding our commercial loan portfolio (commercial real estate and other commercial loans), which has grown to $115.1 million or 38.4% of our loan portfolio at December 31, 2010, from $93.0 million or 32.0% of our loan portfolio at December 31, 2009.

As part of our business, we focus on residential mortgage loan originations, many of which we sell to Fannie Mae.  We sell these loans with servicing retained to maintain the direct customer relationship and promote our emphasis on strong customer service.  We originated $73.8 million and $114.9 million in one- to four-family residential mortgage loans during the years ended December 31, 2010 and 2009, respectively.  During these same periods, we sold $61.9 million and $84.3 million, respectively, of one- to four-family residential mortgage loans.

We offer a variety of deposit accounts, which are our primary source of funding for our lending activities.  We also rely on Federal Home Loan Bank advances to augment our deposits, to fund the growth of interest earning assets and to manage interest rate risk.

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

During 2009 and 2010, the Company encountered a number of challenges but also met a number of its goals.  The declining economy in our market resulted in increased delinquencies and foreclosures, which required us to increase our reserves and impacted our 2010 earnings. In particular, the increase in the unemployment rate and the decrease in the housing markets in western Washington had an adverse impact on our performance.  However, we were still able to meet our goals of expanding our franchise and increasing our commercial business and real estate lending activities.  Our commercial business and real estate loan portfolios increased 24.6% and 26.3% in 2010 and 2009, respectively. The impact of additional commercial business and real estate loans has had a positive impact on our net interest income and has helped to further diversify our loan portfolio mix.  In particular, emphasis on multifamily housing has enhanced our commercial real estate portfolio.  At December 31, 2010, our multifamily portfolio was $30.9 million, which represents a 57.1% increase over December 31, 2009.

In July 2010, the Company and the Bank each entered into a Memorandum of Understanding (“MOU”) with the OTS to address the regulator’s concerns about certain deficiencies or weaknesses at the Bank.  The Board of Directors believes that the MOU’s will not fundamentally constrain the Bank’s or the Company’s business and that compliance can be achieved.  The MOU’s will be in effect until modified or terminated by the OTS (or the OCC as its successor agency).  Under its MOU, the Bank has committed to achieving by March 31, 2011, and, thereafter, maintaining an 8.0% core capital ratio and a 12.0% total risk-based capital ratio, after funding an adequate allowance for loan and lease losses.  At December 31, 2010, the Bank’s core and total risk-based capital ratios were 7.89% and 11.67%.  See “- Capital Resources.”  The Bank also committed to:  (1) prepare and follow a business plan subject to OTS oversight through the end of 2012; (2) prepare and implement a plan to reduce classified assets; (3) not pay any dividends or make any other capital distributions without OTS approval; and (4) not increase its level of brokered deposits above the level on November 24, 2009 without OTS approval.  The Bank believes it is in material compliance with these additional requirements and did decrease its level of classified assets at year-end from the level in July 2010.  In its MOU, the Company committed to:  (1) assist the Bank in meeting the capital ratios in its MOU; (2) not declare or pay any cash dividends or redeem any stock without OTS approval; (3) not accept any dividends from the Bank or any other payments that would reduce the capital of the Bank; (4) not increase or renew any debt without OTS approval; and (5) prepare and implement a plan subject to OTS oversight addressing how it will meet its financial obligations through the end of 2012.

On March 31, 2010, the Bank closed its East Marginal Way branch in South Seattle.  This decision was made in part to help reduce the bank’s operating expenses and also in recognition of the waning market in this location.  This branch was the original branch for the Bank dating back several decades.  It was the only branch for the institution until 1992.  As of March 31, 2010, total deposits at this branch were $48.1 million.  As of December 31, 2010, deposits from this branch had decreased by approximately $7.3 million or 15.2%.

During 2010, the Bank also executed a reduction in its workforce.  As a result, the number of employees as of December 31, 2010 was 74, compared to 92 as of December 31, 2009.  The reduction was implemented across the board including reductions in branch, commercial lending, retail lending and back office staff.  Subsequent to year end, the Bank also terminated employment with its Executive Vice President of Retail Banking.  The Bank does not intend to replace this position at this time.  The primary responsibilities for the retail banking function will be assumed by Marlene Price, Senior Vice President of Lending.

During 2009, the Bank expanded its operations through the acquisition of two branches in Port Angeles and Tacoma, Washington.  In July 2009, the Bank opened a new branch in Port Angeles.  On September 1, 2009, the Bank acquired the Port Angeles and Tacoma offices of 1st Security Bank, including $33.6 million in combined deposits.  The operations of the Port Angeles location were moved to the Bank’s new Port Angeles branch, and the former 1st Security Bank branch location was vacated and sold.  The Bank’s former branch in Lakewood was closed and the operations were consolidated into the leased former 1st Security branch in Tacoma.  As of December 31, 2010, the Port Angeles branch had $32.5 million in deposits and the Tacoma branch had $30.6 million in deposits.

Our primary market area is the Puget Sound region in western Washington.  Adverse economic conditions in that market area can reduce our rate of growth, affect our customers’ ability to repay loans and adversely impact our financial condition and earnings.  General economic conditions, including inflation, unemployment and money supply fluctuations, also may affect our profitability adversely.  Our market area is undergoing a recession, which has resulted in higher levels of loan delinquencies, problem assets and foreclosures, decreased demand for our products and services and a decline in the value of our loan collateral.  If this recession continues or becomes more severe, this negative impact on our business, financial condition and earnings may increase.

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

Recent Accounting Standards

For a discussion of recent accounting standards, please see Note 2 - Accounting Pronouncements Recently Issued or Adopted in the Notes to Consolidated Financial Statements in Item 8.

Critical Accounting Policies

Certain of our accounting policies are important to an understanding of our financial condition, since they require management to make difficult, complex or subjective judgments, which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.  Management believes that its critical accounting policies include determining the allowance for loan losses, accounting for other-than-temporary impairment of securities, accounting for mortgage servicing rights, accounting for other real estate owned, and accounting for deferred income taxes.  For additional information on our accounting policies see “Note 1 - Organization and Significant Accounting Principles” in the Notes to Consolidated Financial Statements in Item 8.

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

Other-than-temporary impairment of securities.  Management reviews investment securities on an ongoing basis for the presence of other-than-temporary impairment (OTTI) or permanent impairment, taking into consideration current market conditions; fair value in relationship to cost; extent and nature of the change in fair value; issuer rating changes and trends; whether management intends to sell a security or if it is likely that the Company will be required to sell the security before recovery of the amortized cost basis of the investment, which may be upon maturity; and other factors. For debt securities, if management intends to sell the security or it is likely that the Company will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If management does not intend to sell the security and it is not likely that the Company will be required to sell the security, but management does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, i.e., the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive loss. Impairment losses related to all other factors are presented as separate categories within other comprehensive loss.

Mortgage Servicing Rights.  We record mortgage servicing rights on loans sold to Fannie Mae with servicing retained.  The Company stratifies its capitalized mortgage servicing rights based on the type, term and interest rates of the underlying loans.  The fair value of purchased mortgage servicing rights is estimated using a discounted cash flow model based on market information from a third party.  At December 31, 2010, mortgage servicing rights are carried at fair value.

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

Business and Operating Strategies and Goals

Our primary objective is to provide meaningful returns to our shareholder’s while building a strong capital base which is the foundation for growth and profitability. Management intends to maintain Sound Community Bank as a well-capitalized, profitable, financial institution serving customers in our primary market areas, including the Greater Puget Sound area and Clallam County, Washington.  Our strategy is to provide innovative products and superior service to both individuals and small businesses in our primary market areas, which we currently provide through our five convenient full service banking centers located in the heart of downtown Seattle, Mountlake Terrace, Tacoma, Sequim and Port Angeles, Washington.  We support these banking centers with 24/7 access to online banking and participation in a nationwide ATM network.  Our basic operating strategy and goals are listed below.

Continue to grow capital through improved earnings.  Through asset mix management and pricing and lower cost funds, we will seek to optimize our interest rate margin while managing our interest rate risk.  We will seek new sources of non-interest income by emphasizing selective products and services that provide diversification of revenue sources, including interest income, fees and servicing income.  We also will continue to manage operating expenses while continuing to provide superior personal service to our customers. In 2010, operating expenses were lower than in 2009, in spite of higher salaries and benefits as the result of the addition of two branches in late 2009. We were able to reduce operating expenses in three primary areas, collections expense, marketing and professional fees, including legal fees. In 2010, earnings were also higher as the result of higher net interest income due to higher interest income on interest earning assets coupled with a 39.2% reduction in interest expense on interest bearing liabilities. The Bank benefitted from the overall interest rate environment however, interest income increased through higher average balances in 2010 compared to 2009, along with a disciplined approach to loan pricing and an increase in commercial real estate lending.  Finally, our provision for loan losses expense was higher in 2010 than in 2009, reflecting the continued challenges of the economy both nationally and in the markets where we do business.  The Bank achieved net income of $1.3 million in 2010 compared to a $614,000 loss in 2009.

Grow our franchise and meet competition in our market through relationship banking with businesses and retail consumers.  We operate with a service-oriented approach to banking by meeting our customers’ needs and emphasizing the delivery of a consistent and high-quality level of professional service.  The Bank remains focused on deepening relationships with existing customers and forging new relationships through our reputation and word of mouth referrals.  We continue to expand our business by cross-selling our loan and deposit products and services to our customers and emphasizing our traditional strengths, which include residential mortgages, consumer lending, small business lending and generating core deposits.  In addition, we will continue to sell a portion of our residential mortgage production to Fannie Mae on a servicing retained basis.  This allows us to maintain our customer relationship while also having the funds from the sale of the loans available to make additional mortgage loans.  Our attention to client service and competitive rates allow us to attract and retain deposit and loan customers.  We acquired two branches in 2009 from 1st Security Bank of Washington.  One of the branches acquired was located in Port Angeles, Washington and the other in Tacoma, Washington.  We opened a new branch facility in Port Angeles and consolidated the deposit and loan accounts which were acquired into the new facility.  We consolidated the operations of our former Lakewood branch into the new Tacoma facility.  We closed our East Marginal Way branch in March 2010 and do not not have plans for branch expansion in 2012.

Emphasizing lower cost core deposits to reduce the funding costs of our loan growth.  We offer personal and business checking accounts, NOW accounts and savings and money market accounts, which generally are lower-cost sources of funds than certificates of deposits, and are less sensitive to withdrawal when interest rates fluctuate. In order to build our core deposit base, we are pursuing a number of strategies.  We continue to provide sales incentives on savings and checking accounts to encourage the growth of these types of deposits.  We require all commercial loan customers to maintain a deposit relationship with us, generally a business checking account relationship to the extent practicable, for the term of their loans.  We have made, and will continue to make available preferential loan and time deposit pricing to customers who maintain a qualifying relationship at the Company. We also continue to accept public funds from local public agencies; however we have limited new relationships to public agencies in our local markets. We lowered our weighted average cost of funds in 2010 by 97 basis points compared to 2009.  This decrease was the result of lower market rates on deposits and higher percentage of deposits in low or noninterest-bearing accounts during the year.

Growing and diversifying our loan portfolio by emphasizing the origination of one- to four-family residential mortgage, home equity, commercial real estate, commercial business, and consumer loans.  Our infrastructure, personnel and fixed operating base can support a substantially larger asset base.  Our strategy for increasing net income includes increasing our loan originations, particularly with higher yielding commercial and consumer loans. Our business plan emphasizes the origination of loans secured by residential real estate and loans for business purposes, including commercial real estate loans.  We have utilized our increased capital level resulting from the 2008 offering to make larger commercial real estate and business loans to meet the demand for these loan products in our primary market area.  Commercial real estate loans and commercial business loans generally are originated with higher interest rates compared to one- to four-family residential mortgage loans and, therefore, have a positive effect on our net interest rate spread and net interest income. In addition, most of these loans are originated with adjustable interest rates, which assist us in managing interest rate risk.

Maintaining high asset quality.  We have worked to improve asset quality in recent years, through managing credit risk, however, economic conditions including high unemployment rates continue to contribute to higher nonperforming assets.  Our percentage of non-performing assets to total assets decreased to 2.96% at December 31, 2010 from 3.68% at December 31, 2009.  At the same time, our net charge-offs to average loans outstanding increased from 0.75% to 1.21%.  See note 6 of the Notes to Consolidated Financials Statements included in Item 8 of this Form 10-K annual report for more details on our asset quality.  We introduce new loan products when we are confident that our staff has the necessary expertise and that sound underwriting and collection procedures are in place.  We also underwrite all of our loans centrally to ensure uniformity and consistency in underwriting decisions

Comparison of Financial Condition at December 31, 2010 and December 31, 2009

General.  Total assets decreased by $3.2 million, or 0.9%, to $334.6 million at December 31, 2010 from $337.8 million at December 31, 2009.  The decrease was primarily the result of a $8.5 million, or 3.0% increase in our net loan portfolio, which was primarily funded by a $6.6 million, or 42.0%, decrease in cash and $5.4 million, or 54.1%, decrease in available-for-sale securities during 2010.

Cash and Securities.  We decreased our liquidity position significantly in 2010, which had increased significantly in 2009 due to decreased loan demand and liquid assets received in the 1st Security Bank branch acquisitions as well as a result of our concerns about the depressed economy.

Cash, cash equivalents and our available-for-sale securities decreased $11.9, or 46.7%, to $13.6 million at December 31, 2010.  Cash and cash equivalents decreased by $6.6 million, or 42.0%, to $9.1 million at December 31, 2010, as liquid funds were used to fund increased loan production.  Available-for-sale securities, which consists primarily of agency and non-agency mortgage-backed securities, decreased by $5.4 million, or 54.1%, from $9.9 million at December 31, 2009 to $4.5 million at December 31, 2010.  This decrease reflects investment sales and other-than-temporary impairments on our non-agency mortgage-backed security portfolio.

At December 31, 2010, $4.5 million of our available-for-sale securities portfolio consisted of non-agency mortgage-backed securities.  These securities present a higher credit risk than U.S. agency mortgage-backed securities, of which we had $61,000 at December 31, 2010.  In order to monitor the increased risk, management receives and reviews a credit surveillance report from a third party quarterly, which evaluates these securities based on a number of factors, including original credit scores, loan-to-value ratios, geographic locations, delinquencies and loss histories of the underlying mortgage loans, in order to project future losses based on various home price depreciation scenarios over a three-year horizon.  Based on these reports, management ascertains the appropriate value for these securities and, in 2010, recorded an other-than-temporary impairment charge of $99,000 on two of these non-agency securities.  See “Note 4 - Investments to the Notes to Consolidated Financial Statements” in Item 8

for more information about this recorded impairment.  The current market environment significantly limits our ability to mitigate our exposure to value changes in these more risky securities by selling them, and we do not anticipate these conditions changing significantly in 2011.  Accordingly, if the market and economic environment impacting the loans supported these securities continue to deteriorate, we could determine that an other-than-temporary impairment must be recorded on these securities, as well as on any other securities in our portfolio, our future earnings, equity, regulatory capital and ongoing operations could be materially adversely affected.

Our investment portfolio at December 31, 2010, also included $2.4 million in Federal Home Loan Bank stock, which we are required to own in order to obtain advances from the Federal Home Loan Bank of Seattle.  Federal Home Loan Bank stock is carried at par and does not have a readily determinable fair value.  Ownership of Federal Home Loan Bank stock is restricted to the Federal Home Loan Bank member institutions, and can only be purchased and redeemed at par of $100.  Due to ongoing turmoil in the capital and mortgage markets, the Federal Home Loan Bank of Seattle has a risk-based capital deficiency largely as a result of write-downs on its private label mortgage-backed securities portfolios.  Management evaluates our Federal Home Loan Bank stock for potential impairment.  Management’s determination of whether this investment is impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as:  (1) the significance of any decline in net assets of the Federal Home Loan Bank as compared to the capital stock amount for the Federal Home Loan Bank and the length of time this situation has persisted; (2) commitments by the Federal Home Loan Bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of the Federal Home Loan Bank; (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the Federal Home Loan Bank; and (4) the liquidity position of the Federal Home Loan Bank.  Under Federal Housing Finance Agency regulations, a Federal Home Loan Bank that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock in excess of what is required for members’ current loans.  The Federal Home Loan Bank of Seattle has announced that it had as of December 31, 2008 and continues to have a risk-based capital deficiency under those regulations and, as a result, has suspended future dividends and the repurchase or redemption of its common stock.  Therefore, we have received no dividends on our Federal Home Loan Bank stock since 2008.  The Federal Home Loan Bank of Seattle has communicated that it believes the calculation of its risk-based capital under applicable regulations overstates the market risk of its non-agency mortgage-backed securities and that it has enough capital to cover the risks reflected in its balance sheet.  In addition, according to Standard and Poor’s analysis of the Federal Home Loan Banks, the Federal Home Loan Bank System has a special public status (organized under the Federal Home Loan Bank Act of 1932) and may receive extraordinary support from the U.S. Treasury in a crisis.  Therefore, the Federal Home Loan Banks can be considered an extension of the government and the U.S. government would almost certainly support the credit obligations of the Federal Home Loan Bank system.  Based on this, we have determined there is not an other-than-temporary impairment on our Federal Home Loan Bank stock investment as of December 31, 2010.  However, continued deterioration in the Federal Home Loan Bank of Seattle’s financial condition may result in impairment in the value of our Federal Home Loan Bank stock.  On October 25, 2010, the Federal Home Loan Bank entered into a consent order with its primary regulator; however, the impact of that order on its conditions or operations over time is unknown.  We will continue to monitor the financial condition of the Federal Home Loan Bank as it relates to, among other things, the recoverability of our investment in its stock.

Loans.  Our gross loan portfolio, including loans held for sale, increased $7.5 million, or 2.6%, from $292.7 million at December 31, 2009 to $300.1 million at December 31, 2010.  Loans held for sale decreased from $2.9 million at December 31, 2009, to $902,000 at December 31, 2010, reflecting primarily the timing of transactions in late 2010, as compared to late 2009.

The following table reflects the changes in the types of loans, including loans held for sale, in our portfolio at the end of 2010 as compared to the end of 2009.

	At December 31,
	2010	2009	Amount Change	Percent Change
	(Dollars in thousands)
One- to four- family mortgages	$99,215	$107,318	$(8,103)	(7.6)%
One- to four- family home equity	44,829	50,445	(5,616)	(11.1)%
Multifamily residential	30,887	19,660	11,227	57.1%
Commercial real estate	66,337	52,375	13,962	26.7%
Land and construction	12,479	10,000	2,479	24.8%
Commercial business	14,678	17,800	(3,122)	(17.5)%
Consumer	32,153	35,418	(3,265)	(9.2)%
Total	$300,578	$293,016	$7,562	2.6%

The most significant changes in our loan portfolio include the increases in our commercial real estate portfolio, multifamily mortgages and land and construction loans.  The increases in commercial real estate and multifamily housing loans is consistent with our operating strategy of growing and diversifying our loan portfolio.  The increases in land and construction loans reflects an increase in residential construction loans, primarily to well qualified individuals for the construction of a primary residence.  The decrease in our home equity and commercial business portfolios are a result of lower demand in the current economic environment.

Mortgage Servicing Rights.  At December 31, 2010, we had $3.2 million in mortgage servicing rights recorded at fair value.  At December 31, 2009, we had a total of $3.3 million in mortgage servicing rights of which $2.0 million was recorded at fair value and $1.3 million was recorded at cost.  On January 1, 2010, the Company elected to adopt the fair value measurement method for mortgage servicing rights.  Management believes that this method better represents the ongoing market value of the servicing asset.  We record mortgage servicing rights on loans sold to Fannie Mae with servicing retained.  The Bank stratifies its capitalized mortgage servicing rights based on the type, term and interest rates of the underlying loans.  If our mortgage servicing rights were determined to be impaired, our financial results would be negatively impacted.

Delinquencies and Non-performing Assets.  As of December 31, 2010, our total loans delinquent for 60 to 89 days was $507,000 or 0.17% of total gross loans.

At December 31, 2010, our nonperforming assets totaled $9.9 million, or 2.96% of total assets, compared to $12.4 million, or 3.68% of total assets at December 31, 2009.  This $2.5 million, or 20.1% decrease is the result of increased credit administration efforts.  While nonperforming assets decreased in 2010, net charge-offs have increased primarily as a result of the continued economic issues, particularly continued high unemployment rates in our markets.

  The table below sets forth the amounts and categories of non-performing assets in our loan portfolio at the dates indicated.

	Non-performing Assets at December 31,
	2010	2009	Amount Change	Percent Change
	(Dollars in thousands)
Nonaccruing loans	$2,898	$3,607	$(709)	19.7%
Restructured loans	4,396	7,649	(3,253)	(42.5)
OREO and other repossessed assets	2,625	1,384	1,241	89.7
Total	$9,919	$12,640	$(2,721)	(21.5)%

Non-performing loans to total loans decreased to 2.44% of total loans at the end of 2010 from 3.21% at the end of 2009.  This decrease reflects lower levels of restructured loans and lower nonaccruing loans.  Our largest non-performing assets at December 31, 2010, consisted of an $860,000 commercial development loan secured by a mobile home park, a $442,000 commercial real estate loan secured by a commercial building and a $342,000 mortgage loan secured by a single family residence.  We do not expect any material losses on these nonperforming assets in 2011.  We had no other non-performing loans in excess of $340,000 at year-end.

Foreclosed assets increased during 2010 primarily due to depressed economic conditions in our market.  During the year, we repossessed ten personal residences, two commercial properties and 11 other repossessed assets, including manufactured homes and automobiles, and we sold four personal residences and 17 other repossessed assets at an aggregate loss of $461,000.  We do not expect any further material losses on these repossessed assets in 2011.

In addition to the non-performing assets set forth in the table above, as of December 31, 2010, there was an aggregate of $4.4 million in loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the abilities of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.  Due to current economic conditions, we have seen an increase in the amount of these loans during 2010.

Allowance for Loan Losses.  The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of the evaluation in accordance with generally accepted accounting principles in the United States.  It is our estimate of probable incurred credit losses in our loan portfolio.

Our methodology for analyzing the allowance for loan losses consists of specific and general components.  We stratify the loan portfolio into homogeneous groups of loans that possess similar loss-potential characteristics and apply an appropriate loss ratio to the homogeneous pools of loans to estimate the incurred losses in the loan portfolio.  The amount of loan losses incurred in our consumer portfolio is estimated by using historical loss ratios for major loan collateral types adjusted for current factors.  The historical loss experience is generally defined as an average percentage of net loan losses to loans outstanding.  A separate valuation of known losses for individual classified large-balance, non-homogeneous loans is also conducted in accordance with ASC Topic 310.  The allowance for loan losses on individually analyzed loans includes commercial business loans and one- to four-family and commercial real estate loans, where management has concerns about the borrower’s ability to repay.  Loss estimates include the difference between the current fair value of the collateral and the loan amount due.

Our allowance for loan losses at December 31, 2010 was $4.4 million, or 1.50% of net loans receivable, compared to $3.5 million, or 1.18% of net loans receivable at December 31, 2009.  The $969,000, or 27.9%, increase in the allowance for loan losses reflects the $4.7 million provision for loan losses established during 2010, as a result of increases in our commercial and residential loan portfolios during the year and an evaluation of declining housing and other market conditions in our market area and our $3.7 million in net charge-offs on non-performing loans.

The following table reflects the adjustments in our allowance during 2010 and 2009:

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$3,468	$1,306
Charge-offs	3,944	2,272
Recoveries:	262	159
Net charge-offs	3,682	2,113
Provisions charged to operations	4,650	4,275
Balance at end of period	$4,436	$3,468

Ratio of net charge-offs during the period to average loans outstanding during the period	1.21%	0.75%

Allowance as a percentage of non- performing loans	60.82%	30.81%

Allowance as a percentage of total loans (end of period)	1.48%	1.18%

Specific loan loss reserves decreased $307,000, while general loan loss reserves have increased $822,000.  The higher general provision was primarily attributable to increases in net charge-offs, increases in our commercial loan balances, an increase in our overall loan balances and the current market conditions nationally and in our market area.  Net charge-offs for the year ended December 31, 2010 were $3.7 million, or 1.21% of average loans on an annualized basis, compared to $2.3 million, or 0.75% of average loans for 2009.  The increase was primarily due to increased charge-offs on one-to-four family mortgages, commercial real estate and business loans and consumer loans resulting from the depressed economic conditions in our market area.  As of December 31, 2010, the allowance for loan losses as a percentage of loans receivable and non-performing loans was 1.48% and 60.82%, respectively, compared to 1.18% and 30.81%, respectively, at December 31, 2009.  Allowance for loan losses as a percentage of loans receivable increased due to the $375,000 increase in provision expense and a decline in number of loans specifically reserved for.    Allowance for loan losses as a percentage of non-performing loans decreased due to an decrease in non-performing loans of $3.7 million which was offset by the $968,000 increase in the allowance.

Deposits.  Total deposits decreased by $9.1 million, or 3.2%, to $278.5 million at December 31, 2010 from $287.6 million at December 31, 2009.  During 2010, a $1.9 million increase in noninterest-bearing demand and savings accounts was offset by an aggregate $15.9 million decrease in NOW, money market and certificate of deposit accounts.  The decrease in our interest bearing accounts was

A summary of deposit accounts with the corresponding weighted average cost of funds is presented below (in thousands).

	As of December 31, 2010		As of December 31, 2009
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Checking (noninterest)	$22,148	0.00%	$21,227	0.00%
NOW (interest)	22,186	0.10%	28,197	0.24%
Savings	21,598	0.11%	19,655	0.30%
Money Market	77,257	0.54%	81,620	0.90%
Certificates	130,383	1.84%	135,888	2.77%
Escrow	4,922	0.00%	977	0.00%
Total	$278,494	1.03%	$287,564	1.60%

Borrowings.  Federal Home Loan Bank advances increased $4.8 million, or 24.3%, to $24.8 million at December 31, 2010, with a weighted-average yield of 2.52%, from $20.0 million at December 31, 2009, with a weighted-average yield of 3.12%.  We continue to rely on Federal Home Loan Bank advances to fund interest earning asset growth when deposit growth is insufficient to fund such growth.  This reliance on borrowings, rather than deposits, may increase our overall cost of funds. We increased reliance on these borrowings during 2010 as the result of a decrease in total deposits.

Equity.  Total equity increased $1.8 million, or 7.2%, to $26.9 million at December 31, 2010, from $25.1 million at December 31, 2009.  This primarily reflects $1.3 million in income, net of tax, as well as decreases in accumulated other comprehensive losses of $268,000 and partially offset by $27,000 in dividends paid.

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

	Year ended December 31,
	2010			2009			2008
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Intereset Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-Earning Assets:	(Dollars in thousands)
Loans receivable(1)	$304,239	$18,843	6.19%	$280,097	$17,975	6.42%	$247,058	$16,436	6.65%
Mortgage-backed securities	7,587	471	6.21	22,107	1,153	5.21	6,664	510	7.85
Other	2	-	-	2	-	0.00	1,796	13	0.74
Total interest-earning assets(1)	311,828	19,314	6.19	302,206	19,128	6.33	255,518	16,959	6.64
Interest-Bearing Liabilities:
Savings and Money Market accounts	100,210	587	0.59	83,985	951	1.13	54,042	1,100	2.04
Demand and NOW accounts	51,286	35	0.07	37,876	60	0.16	36,688	294	0.80
Certificate accounts	133,805	3,079	2.30	145,138	5,112	3.52	111,741	5,046	4.52
Borrowings	23,478	587	2.50	29,917	934	3.12	38,474	1,273	3.31
Total interest-bearing liabilities	308,779	4,288	1.39	296,916	7,057	2.38	240,945	7,713	3.20

Net interest income		$15,026			$12,071			$9,246
Net interest rate spread			4.80%			3.95%			3.34%
Net earning assets	$3,049			$5,290			$14,573
Net interest margin			4.82%			3.99%			3.62%
Average interest-earning assets to average interest-bearing liabilities		100.99%			101.78%			106.05%
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

	Year ended December 31, 2010 vs. 2009			Year ended December 31, 2009 vs. 2008
	Increase (decrease) due to		Total increase	Increase (decrease) due to		Total increase
	Volume	Rate	(decrease)	Volume	Rate	(decrease)
	(In thousands)
Interest-earning assets:
Loans receivable	$1,495	$(628)	$867	$2,114	$(490)	$1,624
Mortgage-backed securities	(902)	220	(682)	661	(18)	643
Total interest-earning assets	$593	$(408)	$185	$2,775	$(508)	$2,267
Interest-bearing liabilities:
Savings and Money Market accounts	$75	$(452)	$(377)	$343	$(492)	$(149)
Demand and NOW accounts	15	(37)	(22)	7	(241)	(234)
Certificate accounts	50	(2,074)	(2,024)	1,186	(1,120)	66
Borrowings	(57)	(290)	(347)	(332)	(7)	(339)
Total interest-bearing liabilities	$83	$(2,853)	(2,770)	$1,204	$(1,860)	(656)
Net interest income			$2,955			$2,923

The decrease in prevailing market interest rates along with maturities of over $88.6 million in certificates of deposit during 2010 contributed to the significant decrease in our weighted average cost of funds between 2009 and 2010.

Comparison of Results of Operation for the Year Ended December 31, 2010 and 2009

General. Net income increased $1.9 million to $1.3 million for the year ended December 31, 2010, compared with a net loss of $614,000 for the year ended December 31, 2009.  The primary reason for this improvement was significant decreases in interest expense, which was offset by increases in the provision for loan losses expense and federal income tax expense.

Interest Income.  Interest income increased by $186,000, or 1.0%, to $19.3 million for the year ended December 31, 2010, from $19.1 million for the year ended December 31, 2009.  The increase in interest income for the period reflects the increased amount of loans outstanding during the 2010 period, which was offset by reduced investment balances and  related investment income.

The weighted average yield on loans decreased from 6.42% for the year ended December 31, 2009, to 6.19% for the year ended December 31, 2010.  The decrease was primarily the result of the continued historically low rate environment throughout the year.  The decrease in the weighted average yield on loans, however, was tempered by the increase in commercial loans, which typically have higher yields, as a percentage of the entire loan portfolio and an increase in the origination of single-family mortgage loans from the levels in 2009.  The weighted average yield on investments was 6.21% for the year ended December 31, 2010 compared to 5.21% for the same period during 2009, reflecting lower average balances of agency mortgage-backed securities, which produced a lower yield than the non-agency mortgage-backed securities that remained in our portfolio throughout the year.

Interest Expense.  Interest expense decreased $2.8 million, or 39.2%, to $4.3 million for the year ended December 31, 2010, from $7.1 million for the year ended December 31, 2009.  This decrease reflects overall lower interest rates paid on deposits, particularly certificates of deposit, and Federal Home Loan Bank advances notwithstanding an increase in the average balances of deposits during the period.  Our weighted average cost of interest-bearing liabilities was 1.39% for the year ended December 31, 2010, compared to 2.38% for the same period in 2009.

Interest paid on deposits decreased $2.4 million, or 39.6% to $3.7 million for the year ended December 31, 2010, from $6.1 million for the year ended December 31, 2009.  This decrease resulted from a decrease in the weighted average cost of deposits, which was offset by a $18.8 million increase in the average balance of deposits outstanding for the period.  We experienced a 100 basis point decrease in the average rate paid on deposits during the year ended December 31, 2010 compared to the same period in 2009.  This decrease in average rates was a result of repricing of matured certificate deposits that the Bank was able to retain at significantly lower rates as well as lower interest rates paid on existing savings, interest bearing checking and money market accounts and an emphasis by the Bank on attracting lower-cost product types such as savings, checking and money market accounts versus certificates of deposit.

Interest expense on borrowings decreased $347,000, or 37.2%, to $587,000 for the year ended December 31, 2010 from $934,000 for the year ended December 31, 2009.  The decrease resulted from a decrease of 99 basis points in our cost of borrowings from 3.12% in the 2009 period to 2.50% in the 2010 period, notwithstanding a $6.4 million, or 21.5% decrease in our average balance of outstanding borrowings at the Federal Home Loan Bank.

Net Interest Income.  Net interest income increased $3.0 million, or 24.5% to $15.0 million for the year ended December 31, 2010, from $12.1 million for the year ended December 2009.  The increase in net interest income for the 2010 period primarily resulted from the increased average amount of loans outstanding during the year and the significantly lower rates on deposits and borrowings.  Our net interest margin was 4.82% for the year ended December 31, 2010, compared to 3.99% for the year ended December 31, 2009.

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

A provision of $4.7 million was made during the year ended December 31, 2010, compared to provision of $4.3 million during the year ended December 31, 2009.   The higher provision was primarily attributable to increases in net charge-offs, increases in our commercial loan balances, an increase in our overall loan balances and the declining market conditions nationally and in our market area.  The Company believes that while levels have stabilized, higher levels of nonperforming assets and charge-offs will continue until the housing market, unemployment, and general economic market conditions further recover.

At December 31, 2009, the annualized percentage of net charge-offs to average loans increased 46 basis points to 1.21% from 0.75% at December 31, 2009.  The ratio of non-performing loans to total loans decreased from 3.68% at December 31, 2009 to 2.96% at December 31, 2010.  See “- Comparison of Financial Condition at December 31, 2010 and December 31, 2009 -- Delinquencies and Non-Performing Assets” for more information on non-performing loans in 2010.

Noninterest Income.  Noninterest income increased $11,000, or 0.3%, to $3.9 million during 2010, compared to $3.9 million during 2009 as reflected below:

	Year Ended December 31,		Amount	Percent
	2010	2009	Change	Change
Service charges fee income	$2,182	$2,081	$101	4.9%
Mortgage servicing income	624	867	(243)	(28.0)%
Fair value adjustment on mortgage servicing rights	103	125	(22)	(17.6)%
Other-than-temporary impairment losses on securities	(99)	(61)	(38)	62.3%
Gain on bargain purchase of branches	--	227	(227)	(100.0)%
Gain on sale of loans and securities	849	430	419	97.4%
Earnings on cash surrender value of bank owned life insurance	266	268	(2)	(0.7)%

Mortgage servicing income decreased as the result of an acceleration of the amortization of acquired and capitalized mortgage servicing rights due to a higher than anticipated level of loan payoffs during the year.  The fair value adjustment on mortgage servicing rights was also impacted by the low rate environment, which led to faster prepayment speeds, which directly impact the market value.  Other than temporary impairment was $37,000 higher in 2010 than in 2009 as the result of continued deteriorating housing market conditions during the period.  Gain on sale of loans and securities was $419,000 higher in 2010 than in 2009 as the result of a decreasing rate environment for 30 year mortgages during 2010, which enabled the bank to sell conforming one-to-four family mortgage loans on the secondary market at a premium

Noninterest Expense.  Non-interest expense decreased $385,000, or 3.0%, to $12.4 million during 2010 compared to $12.8 million during 2009, as reflected below:

	Year Ended December 31,		Amount	Percent
	2010	2009	Change	Change
Salaries and benefits	$5,864	$5,700	$164	2.9%
Operations	3,035	3,724	(689)	(18.5)%
Net loss on other real estate owned and repossessed assets	461	627	(166)	(26.5)%
Regulatory assessments	851	677	174	25.7%
Occupancy	1,334	1,177	157	13.3%
Data processing	880	905	(25)	(2.8)%

Operations expense decreased during the period as the result of lower collection expense in 2010 compared to 2009. This was due to a lower volume of new delinquencies along with efforts by management to reduce expenses in this area. In addition, the Bank had lower legal, professional and marketing expense during the period.  The expenses in these categories were more than $550,000 lower in 2010 than in 2009.  The loss on sale of repossessed assets reflected somewhat improving prices for these assets coupled with more conservative valuation estimates made by management at the time of repossession.  Regulatory expenses were higher due to the increase in OTS and FDIC assessments imposed by these agencies in 2010. Occupancy expense was higher as the result of scheduled increases on certain leased properties along with higher leasehold improvement expense related to the new branch facility in Port Angeles.

Income Tax Expense.   For the year ended December 31, 2010, we had an income tax expense of $545,000 on our pre-tax income as compared to income tax benefit of $465,000 on a pre-tax loss for the year ended December 31, 2009.  The effective tax rates for December 31, 2010 and December 31, 2009 were 28.6% and 22.5%, respectively.

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

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for funds (particularly withdrawals of deposits).  At December 31, 2010, the Bank had $13.6 million in cash and investment securities available for sale and $902,000 in loans held for sale generally available for its cash needs.  We can also generate funds from borrowings, primarily Federal Home Loan Bank advances.  At December 31, 2010, the Bank had the ability to borrow an additional $94.6 million in Federal Home Loan Bank advances, subject to certain collateral requirements.  We have access to additional borrowings of $24.9 million through the Federal Reserve’s Discount Window, subject to certain collateral requirements and $2.0 million through an unsecured line of credit at Pacific Coast Banker’s Bank.

We are required to have enough cash and investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure safe and sound operations.  Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.  Historically, we have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows.  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.

Liquidity management involves the matching of cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and the ability of the Bank to manage those requirements.  The Bank strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will cover adequately any reasonably anticipated, immediate need for funds.  Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short-term notice if needed.  Our liquidity, represented by cash and cash-equivalents, is a product of our operating, investing and financing activities.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its own operating expenses (many of which are paid to the Bank), the Company is responsible for paying any dividends declared to its shareholders, and interest and principal on outstanding debt.  The Company’s primary source of funds are Bank dividends, which are subject to regulatory limits.  At December 31, 2010, the Company, on an unconsolidated basis, had $400,000 in cash, interest-bearing deposits and liquid investments generally available for its cash needs.

Our liquidity, represented by cash and cash equivalents and investment securities, is a product of our operating, investing and financing activities.  Our primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations.  While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, which provide liquidity to meet lending requirements.  We also generate cash through borrowings.  We utilize Federal Home Loan Bank advances to leverage our capital base and provide funds for our lending and investment activities, and to enhance our interest rate risk management.

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At December 31, 2010, the approved outstanding loan commitments, including unused lines and letters of credit, amounted to $39.0 million.  Certificates of deposit scheduled to mature in one year or less at December 31, 2010, totaled $83.0 million.  It is management’s policy to manage deposit rates that are competitive with other local financial institutions.  Based on this management strategy, we believe that a majority of maturing deposits will remain with the Company. See also the consolidated statements of cash flows for further information.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations.  Further, management is not aware of any current recommendations by regulatory agencies which, if they were to be implemented, would have this effect.

Off-Balance Sheet Activities

In the normal course of operations, the Company engages in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the year ended December 31, 2010, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.  A summary of our off-balance sheet loan commitments at December 31, 2010, is as follows (in thousands):

Off-balance sheet loan commitments:
Commitments to make loans	$4,624
Undisbursed portion of loans closed	3,972
Unused lines of credit	30,112
Irrevocable letters of credit	265
Total loan commitments	$38,973
Capital

The Bank is subject to minimum capital requirements imposed by regulations of the OTS.  Based on its capital levels at December 31, 2010, the Bank exceeded these requirements as of that date and continues to exceed them as of the date of this Form 10-K Annual Report.  Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the OTS.  Based on capital levels at December 31, 2010, the Bank was considered to be well-capitalized.  The Bank has agreed in its MOU to reach as of March 31, 2011, and retain thereafter, 8% core capital and 12% total risk-based capital, which levels are greater than that required by OTS regulations or necessary for well-capitalized status.  Management monitors the capital levels of the Bank to provide for current and future business opportunities, maintain “well-capitalized” status and reach the required levels in the MOU.

The following table shows the capital ratios of the Bank at December 31, 2010.

	Actual		Minimum Capital Requirements				Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions			Minimum Required Under MOU by March 31, 2011
	Amount	Ratio	Amount		Ratio		Amount		Ratio	Amount	Ratio
Tier 1 Capital to total adjusted assets(1)	$26,407	7.9%	$13,389	≥	4.0%		$16,736	≥	5.0%	$26,778	8.0%
Tier 1 Capital to risk-weighted assets(2)	$26,407	10.4%	$10,135	≥	4.0%	(3)	$15,202	≥	6.0%	N/A	N/A
Total Capital to risk-weighted assets(2)	$29,574	11.7%	$20,269	≥	8.0%		$25,337	≥	10.0%	$30,404	12.0%
________________________
(1)	Based on total adjusted assets of $334,727 million.
(2)	Based on risk-weighted assets of $253,367 million.
(3)	The Tier 1 risk-based capital requirement for a well-capitalized institution is 6% of risk-weighted assets. See “How We Are Regulated - Regulatory Capital Requirements.”

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

The Bank’s asset/liability management strategy dictates acceptable limits on the amounts of change in given changes in interest rates.  For interest rate increases of 100, 200, and 300 basis points, our policy dictates that our NPV ratio should not fall below 7%, 7%, and 5%, respectively.  As illustrated in the table below, we were in compliance with this aspect of our asset/liability management policy at December 31, 2010.

The table presented below, as of December 31, 2010 (the latest available information), is an internal analysis of our interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 100 basis points as any further decline in rates is unlikely.

As illustrated in the table below, the Bank would benefit from a decrease in market rates of interest.  Our NPV would be negatively impacted by an increase in interest rates.  An increase in rates would negatively impact our NPV as a result of deposit accounts and Federal Home Loan Bank borrowings repricing more rapidly than loans and securities due to the fixed rate nature of a large portion of our loan and security portfolios.  As rates rise, the market value of fixed rate assets declines due to both the rate increases and slowing prepayments.

December 31, 2010
Change in Interest Rates in	Net Portfolio Value			NPV
Basis Points	$ Amount	$ Change	% Change	Ratio %
(Dollars in thousands)
+300bp	34,134	(7,867)	10.04%	-190bp
+200bp	37,346	(4,655)	10.84%	-109bp
+100bp	40,057	(1,944	11.49%	-44bp
0bp	42,001
-50bp	42,478	477	12.03%	+10bp
-100bp	44,652	2,651	12.56%	+62bp

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

The information provided in the table above is calculated using a model developed by the Office of Thrift Supervision.  This model will be available through the March 31, 2012 reporting cycle.  Management will continue to use this model through the March 31, 2010 period.  Management is currently evaluating alternative methods for evaluating interest rate risk.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sound Financial, Inc.

We have audited the accompanying consolidated balance sheets of Sound Financial, Inc. and Subsidiary (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sound Financial, Inc and Subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Everett, Washington
March 31, 2011

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	DECEMBER 31,
	2010	2009
ASSETS
Cash and cash equivalents	$9,092,046	$15,678,766
Available-for-sale securities, at fair value	4,540,650	9,899,092
Federal Home Loan Bank stock, at cost	2,444,000	2,444,000
Loans held for sale	901,750	2,857,700
Loans	299,246,459	289,824,133
Less allowance for loan losses	(4,436,467)	(3,467,567)
Total Loans, net	294,809,992	286,356,566

Accrued interest receivable	1,280,188	1,305,590
Premises and equipment, net	3,295,168	3,523,753
Bank-owned life insurance	6,728,556	6,462,892
Mortgage servicing rights, at fair value	3,200,480	2,017,489
Mortgage servicing rights, at cost	-	1,309,809
Other real estate owned and repossessed assets	2,625,031	1,383,638
Other assets	5,720,975	4,566,464
Total assets	$334,638,836	$337,805,759

LIABILITIES
Deposits
Interest-bearing	$251,423,458	$266,337,202
Noninterest-bearing demand	27,070,390	21,226,575
Total deposits	278,493,848	287,563,777
Borrowings	24,849,194	20,000,000
Accrued interest payable	120,554	166,043
Other liabilities	4,021,017	4,668,216
Advance payments from borrowers for taxes and insurance	251,733	339,566
Total liabilities	307,736,346	312,737,602

COMMITMENTS AND CONTINGENCIES (NOTE 17)

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized	-	-
Common stock, $0.01 par value, 24,000,000 shares authorized, 2,954,295 issued and outstanding as of December 31, 2010 and 2009	29,543	29,543
Additional paid-in capital	11,808,380	11,688,099
Unearned shares - Employee Stock Ownership Plan	(808,920)	(924,480)
Retained earnings	16,544,621	15,214,549
Accumulated other comprehensive loss, net of tax	(671,134)	(939,554)
Total stockholders’ equity	26,902,490	25,068,157
Total liabilities and stockholders’ equity	$334,638,836	$337,805,759

See notes to consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Income

	YEARS ENDED DECEMBER 31,
	2010	2009
INTEREST INCOME
Loans, including fees	$18,842,846	$17,975,345
Interest and dividends on securities, cash and cash equivalents	471,186	1,152,816

Total interest income	19,314,032	19,128,161
INTEREST EXPENSE
Deposits	3,700,678	6,123,332
FHLB advances and other borrowings	587,056	934,078

Total interest expense	4,287,734	7,057,410

NET INTEREST INCOME	15,026,298	12,070,751

PROVISION FOR LOAN LOSSES	4,650,000	4,275,000

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	10,376,298	7,795,751

NONINTEREST INCOME
Service charges and fee income	2,182,102	2,080,723
Earnings on cash surrender value of bank owned life insurance	265,664	267,837
Mortgage servicing income	624,443	866,624
Fair value adjustment on mortgage servicing rights	102,698	124,618
Gain on sale of securities	64,070	272,845
Other-than-temporary impairment losses on securities	(98,671)	(61,220)
Gain on bargain purchase	-	226,816
Gain on sale of loans	784,890	157,385

Total noninterest income	3,925,197	3,935,628

NONINTEREST EXPENSE
Salaries and benefits	5,864,428	5,699,633
Operations	3,034,710	3,723,231
Regulatory assessments	851,507	677,392
Occupancy	1,333,590	1,177,498
Data processing	880,302	904,966
Net loss on other real estate owned and repossessed assets	460,996	627,089

Total noninterest expense	12,425,534	12,809,809

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	1,875,961	(1,078,430)

PROVISION (BENEFIT) FOR INCOME TAXES	544,674	(464,627)

NET INCOME (LOSS)	$1,331,287	$(613,803)
BASIC EARNINGS (LOSS) PER SHARE	$0.46	$(0.21)
DILUTED EARNINGS (LOSS) PER SHARE	$0.46	$(0.21)

See notes to consolidated financial statements

 SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
Balances at December 31, 2008	2,948,063	$29,480	$11,936,035	$(1,057,997)	$15,987,547	$(792,557)	$26,102,508

Comprehensive loss:

Net loss					(613,803)		(613,803)

Net loss in fair value of investments available for sale, net of tax benefit of $75,726						(146,997)	(146,997)

Total comprehensive loss							(760,800)

Cash dividend declared and paid (0.12 per share)					(159,195)		(159,195)

Restricted stock awards	52,032	521	(521)				-

Common stock repurchased	(45,800)	(458)	(305,674)				(306,132)

Compensation related to stock options and restricted stock			120,000				120,000

Allocation of ESOP shares			(61,741)	133,517			71,776

Balances at December 31, 2009	2,954,295	29,543	11,688,099	(924,480)	15,214,549	(939,554)	25,068,157

Adoption of fair value option on mortgage servicing rights, net of tax of $13,150					25,526		25,526

See notes to consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
Other comprehensive income:

Net income					$1,331,287		$1,331,287

Net unrealized gain in fair value of available for sale securities, net of tax of $138,277						$268,420	268,420

Total comprehensive income							1,599,707

Cash dividend declared and paid (0.02 per share)					(26,741)		(26,741)

Compensation related to stock options and restricted stock			$132,000				132,000

Allocation of ESOP shares			(11,719)	115,560			103,841

Balances at December 31, 2010	2,954,295	$ 29,543	$11,808,380	$ (808,920)	$16,544,621	$(671,134)	$26,902,490

See notes to consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	YEAR ENDED DECEMBER 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,331,287	$(613,803)
Adjustments to reconcile net income (loss) to net cash from operating activities
Accretion of net premium on investments	(232,066)	(25,388)
Gain on sale of available for sale securities	(64,070)	(272,845)
Other-than-temporary impairment on available for sale securities	98,671	61,220
Provision for loan losses	4,650,000	4,275,000
Depreciation and amortization	480,243	492,490
Compensation expense related to stock options and restricted stock	132,000	120,000
Fair value loss (gain) on mortgage servicing rights	(77,172)	(124,618)
Additions to mortgage servicing rights	(633,964)	(893,112)
Amortization of mortgage servicing rights	-	475,220
Net disposals of servicing obligations	902,156	-
Purchase of mortgage servicing rights	-	(1,921,642)
Increase in cash surrender value of bank owned life insurance	(265,664)	(267,837)
Deferred income tax	(273,000)	(721,000)
Proceeds from sale of loans	61,441,639	84,299,072
Originations of loans held for sale	(58,700,799)	(86,148,048)
Loss on sale of other real estate owned and repossessed assets	460,996	627,089
Gain on sale of loans	(784,890)	(157,385)
Gain on bargain purchase of branches	-	(226,816)
(Decrease) increase in operating assets and liabilities
Accrued interest receivable	25,402	(85,945)
Other assets	(1,015,752)	(1,463,745)
Accrued interest payable	(45,489)	(93,714)
Other liabilities	(647,199)	2,843,074

Net cash from operating activities	6,782,329	177,267

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from paydowns and sales of available for sale investments	11,751,665	34,211,150
Purchase of available for sale investments	(5,831,773)	(35,166,155)
Cash proceeds from branch acquisitions	-	31,729,000
Net increase in loans	(16,782,610)	(31,232,424)
Improvements to OREO and other repossessed assets	-	(81,048)
Proceeds from sale of OREO and other repossessed assets	1,976,796	2,432,813
Purchases of premises and equipment	(251,659)	(2,470,538)

Net cash from investing activities	(9,137,581)	(577,202)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits, net of acquired deposits	(9,069,929)	33,074,560
Proceeds from borrowings	94,000,000	98,530,000
Repayment of borrowings	(89,150,806)	(120,749,355)
Repurchase of common stock	-	(306,132)
Cash dividends paid	(26,741)	(159,195)
ESOP Shares released	103,841	71,776
Net change in advances from borrowers for taxes and insurance	(87,833)	9,247
Net cash from financing activities	(4,231,468)	10,470,901

See notes to consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Continued)

	YEAR ENDED DECEMBER 31,
	2010	2009

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,586,720)	10,070,966

CASH AND CASH EQUIVALENTS, beginning of year	15,678,766	5,607,800

CASH AND CASH EQUIVALENTS, end of year	$9,092,046	$15,678,766

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$825,000	$315,000
Interest paid on deposits and FHLB advances	$4,333,000	$7,664,000
Transfer from loans to other real estate owned	$3,679,000	$2,638,000

Net assets acquired from 1st Security Bank of Washington
Assets acquired	$-	$33,912,000
Liabilities assumed	$-	$33,685,000

See notes to consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1 - Organization and significant accounting policies

Sound Financial, Inc. (the “Company”) is a federally chartered stock holding company and is subject to regulation by the Office of Thrift Supervision (“OTS”).  Sound Financial, Inc. was organized on January 8, 2008, as part of Sound Community Bank’s (the “Bank”) reorganization into the mutual holding company form of organization.  As part of the reorganization, Sound Community Bank (i) converted to a stock savings bank as the successor to Sound Community Bank in its mutual form (which was originally chartered as a credit union in 1953); (ii) organized Sound Financial, Inc., which owns 100% of the common stock of Sound Community Bank; and (iii) organized Sound Community MHC, a federal mutual holding company (the “MHC”), which currently owns 54% of the common stock of Sound Financial, Inc.  The MHC has no other activities or operations other than its ownership of Sound Financial, Inc.  Sound Community Bank succeeded to the business and operations of the Company in its mutual form and Sound Financial, Inc. has no significant assets other than all of the outstanding shares of common stock of Sound Community Bank, its loan to the Sound Financial, Inc.’s Employee Stock Ownership Plan, and certain liquid assets.

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

Use of estimates in the preparation of financial statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, mortgage servicing rights, other real estate owned, and deferred taxes.

Cash and cash equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.  Cash equivalents have an original maturity of three months or less and may exceed federally insured limits.

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

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Unrealized gains and losses, net of the related deferred tax effect, are reported as a net amount in a separate component of equity entitled “accumulated other comprehensive loss, net of tax.” Realized gains and losses on securities available-for-sale, determined using the specific identification method, are included in earnings.  Amortization of premiums and accretion of discounts are recognized as adjustments to interest income.

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

Loans held-for-sale – To mitigate interest rate sensitivity, from time to time, certain fixed rate loans are identified as held-for-sale in the secondary market.  Accordingly, such loans are classified as held-for-sale in the consolidated balance sheets and are carried at the lower of aggregate cost or estimated market value in the aggregate.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.  Mortgage loans held-for-sale are generally sold with the mortgage servicing rights retained by the Company.  Gains or losses on sales of loans are recognized based on the difference between the selling price and the carrying value of the related loans sold based on the specific identification method.

Loans - The Company grants mortgage, commercial, and consumer loans to clients. A substantial portion of the loan portfolio is represented by mortgage loans throughout the Puget Sound region and in Clallam County of Washington State. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

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

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The accrual of interest is discontinued at the time the loan is 90 days past due unless the credit is well secured and in process of collection. Loans are typically charged off no later than 120 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

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

Mortgage servicing rights – The fair value of purchased mortgage servicing rights is estimated using a discounted cash flow model based on market information from a third party.  At December 31, 2010, mortgage servicing rights are carried at fair value.  Prior to January 1, 2010, originated mortgage servicing rights were recorded at the lower of cost or fair value by tranche.

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

Federal Home Loan Bank stock - The Company is a member of the Federal Home Loan Bank of Seattle (“FHLB”).  FHLB stock represents the Company’s investment in the FHLB and is carried at par value, which reasonably approximates its fair value.  As a member of the FHLB, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances.  At December 31, 2010, the Company’s minimum required investment in FHLB stock was $1.1 million.  Typically the Company may request redemption at par value of any stock in excess of the minimum required investment.  Stock redemptions are at the discretion of the FHLB.

Management evaluates FHLB stock for impairment.  The determination of whether this investment is impaired is based on our assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB and (4) the liquidity position of the FHLB.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

On October 25, 2010, the FHLB agreed to the stipulation and issuance of a Consent Order by its primary regulator the Federal Housing Finance Agency (“FHFA”).  The Consent Order sets forth requirements for capital management, asset composition and other operational and risk management improvements.  Additionally, the FHFA and the FHLB have agreed to a Stabilization Period that ends upon the filing of the FHLB’s June 30, 2011 financial statements.  During this period, the FHLB’s classification as undercapitalized will remain in place.  Subsequently, the FHLB may begin repurchasing member stock at par and paying dividends, upon achieving and maintaining financial thresholds established by the FHFA as part of the agency’s supervisory process, subject to FHFA’s approval.

Under FHFA regulations, a Federal Home Loan Bank that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock in excess of what is required for members’ current loans.  Based upon an analysis by Standard and Poor’s regarding the Federal Home Loan Banks, they stated that the FHLB System has a special public status (organized under the Federal Home Loan Bank Act of 1932) and because of the extraordinary support offered to it by the U.S. Treasury in a crisis, (though not used), it can be considered an extension of the government.  We believe the U.S. government would almost certainly support the credit obligations of the FHLB System.  We have determined there is not an other-than-temporary impairment on our FHLB stock investment as of December 31, 2010.

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

Deposits – At December 31, 2010 and 2009, deposits represent various accounts of the owners of the Company. Deposit ownership entitles the members to vote in the annual elections of the board of directors and on other corporate matters. Members are permitted to cast one vote for each $100, or fraction thereof, of the withdrawal value of the members’ accounts up to a maximum of 1,000 votes. Members’ deposits are subordinated to all other liabilities of the Company upon liquidation. Interest on members’ deposits is based on available earnings at the end of an interest period and is not guaranteed by the Company. Interest rates are set by the Company’s Asset-Liability Management Committee.

Segment reporting - The Company operates in one segment and makes management decisions based on consolidated results. The Company’s operations are solely in the financial services industry and include providing to its customers traditional banking and other financial services.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

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

Advertising costs - The Company expenses advertising costs as they are incurred. Advertising expenses were $124,000 and $300,000, respectively for the years ended December 31, 2010 and 2009.

Comprehensive income (loss) - Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income (loss). Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale investments, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income (loss), are components of comprehensive income (loss).

The components of other comprehensive income (loss) and related tax effects are as follows:

	2010	2009
	(in thousands)
Reclassification adjustment for realized (gain) loss on sale of available-for-sale securities, net of other-than-temporary impairment	$(35)	$212

Unrealized holding gain (loss) on available-for-sale securities	403	(435)

Net unrealized gains (losses)	368	(223)
Tax benefit (provision)	(100)	76

Net-of-tax amount	$268	$(147)

The components of accumulated other comprehensive loss and related tax effects are as follows:

	2010	2009
	(in thousands)
Net unrealized loss on available-for-sale securities	$(1,057)	$(1,424)
Tax effect	386	484

Net-of-tax amount	$(671)	$(940)

Intangible assets – At December 31, 2010 and 2009, we had $997,000 and $1.1 million, respectively, of identifiable intangible assets included in other assets as a result of the acquisition of deposits from another institution.  This asset is amortized using the straight-line method over a period of 9.5 years.

Employee stock ownership plan - The Company sponsors a leveraged ESOP. As shares are committed to be released, compensation expense is recorded equal to the market price of the shares, and the shares become outstanding for purposes of earnings per share calculations. Cash dividends on allocated shares (those credited to ESOP participants’ accounts) are recorded as a reduction of retained earnings and distributed directly to participants’ accounts. Cash dividends on unallocated shares (those held by the ESOP not yet credited to participants’ accounts) are used to pay administrative expenses and debt service requirements of the ESOP.  At December 31, 2010, there were 80,892 unallocated shares in the plan.  Shares released on December 31, 2010 totaled 11,556 and will be credited to plan participants’ accounts in 2011.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Earnings (loss) Per Share - Basic earnings (loss) per share is net income (loss) divided by the weighted average number of common shares outstanding during the periods, which was 2,913,425 and 2,903,789 shares for the years ended December 31, 2010 and 2009, respectively.  ESOP shares are considered dilutive and outstanding for this calculation, unless unearned.  There are currently no potentially dilutive common shares issuable under stock options or other programs.  Common stock equivalent shares include the stock options and restricted stock awards under the 2008 Employee Stock Ownership Plan approved by the shareholders in January 2008.

Fair value - Fair value is defined in ASC Topic 820 as the price that would be received when an asset is sold or a liability is transferred in an orderly transaction between market participants at the measurement date.  The standard establishes a consistent framework for measuring fair value and expands fair value measurement disclosure requirements.

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

Subsequent events – Subsequent events are events or transactions that occur after the date of the statement of financial condition but before financial statements are issued.  Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the statement of financial condition, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the statement of financial condition but arose after that date.

Reclassifications - Certain amounts reported in prior years’ and quarters’ financial statements have been reclassified to conform to the current presentation. The results of the reclassifications are not considered material and have no effect on previously reported net income (loss) and earnings (loss) per share.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 2 – Accounting Pronouncements Recently Issued or Adopted

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.  FASB ASU No. 2009-06 requires (i) fair value disclosures by each class of assets and liabilities (generally a subset within a line item as presented in the statement of financial position) rather than major category, (ii) for items measured at fair value on a recurring basis, the amounts of significant transfers between Levels 1 and 2, and transfers into and out of Level 3, and the reasons for those transfers, including separate discussion related to the transfers into each level apart from transfers out of each level, and (iii) gross presentation of the amounts of purchases, sales, issuances, and settlements in the Level 3 recurring measurement reconciliation.  Additionally, the ASU clarifies that a description of the valuation techniques(s) and inputs used to measure fair values is required for both recurring and nonrecurring fair value measurements.  Also, if a valuation technique has changed, entities should disclose that change and the reason for the change.  Disclosures other than the gross presentation changes in the Level 3 reconciliation are effective for the first reporting period beginning after December 15, 2010.

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
The impact of adoption has not had a material impact on the Company’s consolidated financial statements, but has resulted in a significant expansion of the Company’s credit disclosures.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU requires that if a public entity discloses comparative financial statements, then those disclosures of revenue and earnings of the combined entity should be as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination. The ASU is effective for business combinations that are consummated on or after the annual reporting period beginning on or after December 15, 2010. The adoption of this ASU is not expected to have an impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity will be required to perform Step 2 of the goodwill impairment test if there are adverse qualitative factors that indicate that it is more likely than not that a goodwill impairment exists. For public reporting entities, the ASU is effective for interim and fiscal years beginning after December 15, 2010. The adoption of this ASU is not expected to have an impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. This ASU temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.  Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. Accordingly, the Company has not included the disclosures deferred by this ASU.

Note 3 – Cash and due from banks

Federal Reserve Board regulations require that the Company maintain certain minimum reserve balances either as cash on hand or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The reserve balances were $145,000 and $25,000 at December 31, 2010 and 2009, respectively.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 4 – Investments

The amortized cost and fair value of our available for sale securities and the corresponding amounts of gross unrealized gains and losses were as follows:

		Gross Unrealized			Estimated
	Amortized		Losses 1 Year	Losses Greater	Fair
	Cost	Gains	Or Less	Than 1 Year	Value
December 31, 2010	(in thousands)
Agency mortgage-backed securities	$54	$7	$-	$-	$61
Non-agency mortgage- backed securities	5,543	2	-	(1,065)	4,480
Total	$5,597	$9	$-	$(1,065)	$4,541

December 31, 2009
Agency mortgage-backed securities	$3,421	$5	$(57)	$-	$3,370
Non-agency mortgage- backed securities	7,901	121	-	(1,493)	6,529
Total	$11,322	$126	$(57)	$(1,493)	$9,899

The amortized cost and fair value of mortgage-backed securities by contractual maturity, at December 31, 2010, are shown below.  Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2010
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	-	-
Due after ten years	5,597	4,541
	$5,597	$4,541

Securities with an amortized cost of $54,000 and fair value of $61,000 at December 31, 2010 were pledged to secure Washington State Public Funds.  Additionally, the Company purchased letters of credit with a notional amount of $17.0 million to secure public deposits.

Sales of available for sale securities were as follows:

	Years Ended December 31,
	2010	2009
	(in thousands)
Proceeds	$11,688	$33,938
Gross gains	90	344
Gross losses	(26)	(71)

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table summarizes the aggregate fair value and gross unrealized loss by length of time those investments have been continuously in an unrealized loss position:

	December 31, 2010
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2010	(in thousands)
Non-agency mortgage- backed securities	$-	$-	$3,842	$(1,065)	$3,842	$(1,065)
Total	$-	$-	$3,842	$(1,065)	$3,842	$(1,065)

	December 31, 2009
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2009	(in thousands)
Agency mortgage- backed securities	$3,309	$(57)	$-	$-	$3,309	$(57)
Non-agency mortgage- backed securities	-	-	4,837	(1,493)	4,837	(1,493)
Total	$3,309	$(57)	$4,837	$(1,493)	$8,146	$(1,550)

The following table presents the OTTI losses for the years ended December 31, 2010 and 2009:

	Twelve Months Ended
	December 31,
	2010	2009
	(in thousands)
Total other-than-temporary impairment losses	$99	$284
Portion of other-than-temporary impairment losses recognized in other comprehensive income (before taxes)	-	223
Net impairment losses recognized in earnings	$99	$61

As of December 31, 2010, our securities portfolio consisted of two U.S.-agency and seven non-U.S. agency mortgage backed securities with a fair value of $4.5 million, of which, six non-U.S. agency securities were in an unrealized loss position.  The unrealized losses were caused by changes in interest rates and market illiquidity causing a decline in the fair value subsequent to the purchase.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than par. Because we do not intend to sell the securities and it is not likely we will be required to sell these securities before recovery of the amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired. During the year ended December 31, 2010, we recognized a $99,000 non-cash OTTI charge on two non-agency mortgage-backed securities.  At December 31, 2010, the fair value of these two securities was $1.5 million.  Management concluded that the decline of the estimated fair value below the cost of the securities was other than temporary and recorded a credit loss of $99,000 through non-interest income.  We determined the remaining decline in value of $1 million was not related to specific credit deterioration.  We do not intend to sell these securities and it is more likely than not that we will not be required to sell the securities before anticipated recovery of the remaining amortized cost basis.  We closely monitor our investment securities for changes in credit risk.  The current market environment significantly limits our ability to mitigate our exposure to valuation changes in these securities by selling them.  Accordingly, if market conditions deteriorate further and we determine our holdings of these or other investment securities are OTTI, our future earnings, shareholders’ equity, regulatory capital and continuing operations could be materially adversely affected.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 5 – Loans

The composition of the loan portfolio, excluding loans held for sale, is as follows:

	December 31, 2010	December 31, 2009
One-to-four family	(in thousands)
First mortgages	$107,600	$111,263
Home equity	44,829	50,445
	152,429	161,708
Commercial
Commercial real estate	69,531	55,572
Multifamily residential	30,887	19,660
Business term loans and lines of credit	14,678	17,800
	115,096	93,032
Consumer
Manufactured housing	20,043	21,473
Auto and other consumer	12,109	13,945
	32,152	35,418

Total loans	299,677	290,158

Deferred loan origination fees	(431)	(334)
Allowance for loan losses	(4,436)	(3,468)
Total loans, net	$294,810	$286,356

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010:

	One-to- four family first mortgage(1)	One-to- four family home equity	Commercial real estate(2)	Commercial business	Multifamily residential	Manufactured housing	Auto and other consumer	Serviced(3)	Unallocated	Total
	(In thousands)
Allowance for loan losses:
	$909	$1,480	$664	$163	$-	$293	$309	$65	$553	$4,436
Ending balance: individually evaluated for impairment	504	509	39	1	-	58	6	-	-	1,117

Ending balance: collectively evaluated for impairment	405	971	625	162	-	235	303	65	553	3,319

Loans receivable:
Ending balance	107,600	44,829	69,531	14,678	30,887	20,043	12,109	-	-	299,677

Ending balance: individually evaluated for impairment	6,676	1,894	2,782	222	-	118	38	-	-	11,730

Ending balance: collectively evaluated for impairment	100,924	42,935	66,749	14,456	30,887	19,925	12,071	-	-	287,947

(1) One- to four-family mortgages includes approximately $9.3 million of residential land and construction loans.
(2) Commercial real estate includes approximately $3.2 million of commercial construction and development loans.
(3) Allowance established in 2010 for loans sold to Fannie Mae that we may be contractually obligated to repurchase.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Credit Quality Indicators.  Federal regulations provide for the classification of lower quality loans and other assets, such as debt and equity securities, as substandard, doubtful or loss.  An asset is considered substandard if it is inadequately protected by the current net worth and pay capacity of the borrower or of any collateral pledged.  Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all the weaknesses of currently existing facts, conditions and values.  Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without establishment of a specific loss reserve is not warranted.

When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent to address the risk specifically or we may allow the loss to be addressed in the general allowance.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets.  When an insured institution classifies problem assets as a loss, it is required to charge off such assets in the period in which they are deemed uncollectible.  Assets that do not currently expose us to sufficient risk to warrant classification as substandard or doubtful but possess identified weaknesses are required to be classified as either watch or special mention assets.  Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the OTS, which can order the establishment of additional loss allowances.

Early indicator loan grades are used to identify and track potential problem loans which do not rise to the levels described for substandard, doubtful or loss.  The grades for watch and special mention are assigned to loans which have been criticized based upon known characteristics such as periodic payment delinquency or stale financial information from the borrower and/or guarantors.  Loans identified as criticized (watch and special mention) or classified (substandard, doubtful, or loss) are subject to problem loan reporting not less than quarterly.

The following table represents the internally assigned grades as of December 31, 2010 by type of loan:

	One-to- four family first mortgages	One-to- four family home equity	Commercial Real Estate	Commercial Business	Multifamily residential	Manufactured housing	Auto and other consumer	Total
(in thousands)
Grade:
Pass	$101,087	$43,015	$66,749	$14,456	$30,887	$19,925	$12,071	$288,190
Watch	2,749	447	-	-	-	-	-	3,196
Special Mention	326	124	676	167	-	-	5	1,298
Substandard	3,438	1,243	2,106	55	-	118	33	6,993
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
					-
Total	$107,600	$44,829	$69,531	$14,678	$30,887	$20,043	$12,119	$299,677

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Nonaccrual and Past Due Loans.  Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due.  Loans are automatically placed on nonaccrual once the loan is 90 days past due or if, in management’s opinion, the borrower may be unable to meet payment of obligations as they become due, as well as when required by regulatory provisions.

    The following table represents the credit risk profile based on payment activity as of December 31, 2010 by type of loan:

	One-to- four family first mortgages	One-to- four family home equity	Commercial real estate	Commercial business	Multifamily residential	Manufactured housing	Auto and other consumer	Total
	(in thousands)
Performing	$105,094	$44,437	$69,531	$14,678	$30,887	$20,043	$12,109	$296,779
Nonperforming	2,506	392	-	-	-	-	-	2,898

Total	$107,600	$44,829	$69,531	$14,678	$30,887	$20,043	$12,109	$299,677

    The following table represents the aging of the recorded investment in past due loans as of December 31, 2010 by type of loan:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans
	(in thousands)
One-to-four family first mortgages	$0	$182	$2,506	$2,688	$104,912	$107,600
One-to-four family home equity	895	116	392	1,403	43,426	44,829
Commercial real estate	-	367	-	367	69,164	69,531
Commercial business	-	-	-	-	14,678	14,678
Multifamily residential	-	-	-	-	30,887	30,887
Manufactured housing	307	224	-	531	19,512	20,043
Auto and other consumer	162	18	-	181	11,928	12,109

Total	$1,364	$907	$2,898	$5,170	$294,508	$299,677

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

    A loan is considered impaired when we have determined that we may be unable to collect payments of principal or interest when due under the terms of the loan.  In the process of identifying loans as impaired, we take into consideration factors which include payment history and status, collateral value, financial condition of the borrower, and the probability of collecting scheduled payments in the future.  Minor payment delays and insignificant payment shortfalls typically do not result in a loan being classified as impaired.  The significance of payment delays and shortfalls is considered on a case by case basis, after taking into consideration the totality of circumstances surrounding the loans and the borrowers, including payment history and amounts of any payment shortfall, length and reason for delay, and likelihood of return to stable performance.  Impairment is measured on a loan by loan basis for all loans in the portfolio.

The following table presents loans individually evaluated for impairment as of December 31, 2010 by type of loan:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(in thousands)
With no related allowance recorded:
One-to-four family first mortgages	$1,414	$1,414	$-
One-to-four family home equity	452	452	-
Commercial real estate	509	509	-
Commercial business	138	138	-
Multifamily residential	-	-	-
Manufactured housing	-	-	-
Auto and other consumer	23	23	-
Total	$2,536	$2,536	$-

With an allowance recorded:
One-to-four family first mortgages	$5,262	$5,427	$504
One-to-four family home equity	1,442	1,442	509
Commercial real estate	2,273	2,273	39
Commercial business	84	84	1
Multifamily residential	-	-	-
Manufactured housing	118	118	58
Auto and other consumer	15	15	6
Total	$9,194	$9,359	$1,117

Totals:
One-to-four family first mortgages	$6,676	$6,841	$504
One-to-four family home equity	1,894	1,894	509
Commercial real estate	2,782	2,782	39
Commercial Business	222	222	1
Multifamily residential	-	-	-
Manufactured Housing	118	118	58
Auto and other consumer	38	38	6
Total	$11,730	$11,895	$1,117

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table presents the recorded investment in nonaccrual loans as of December 31, 2010 by type of loan:

Balance
(in thousands)

One-to-four family	$2,506
Home Equity	392
Total	$2,898

An analysis of the activity in the allowance for loan losses is as follows:

	Twelve Months Ended December 31,
	2010	2009
	(in thousands)
Balance, beginning of period	$3,468	$1,306
Provision for loan losses	4,650	4,275
Recoveries	262	159
Charge-offs	(3,944)	(2,272)
Balance, end of period	$4,436	$3,468

A summary of nonaccrual, impaired and troubled debt restructured loans is as follows:

	December 31,	December 31,
	2010	2009
	(in thousands)
Total nonaccrual loans	$2,898	$3,607
Total impaired loans	11,730	13,144
Average investment in impaired loans	13,386	11,385
Forgone interest on non-accrual loans	259	203
Interest income recognized on impaired loans	419	-
Troubled debt restructured loans still on accrual	4,396	7,424
Troubled debt restructured loans included in impaired loans	4,396	7,424

The non-accrual loans at December 31, 2010 consisted of $2.6 million in one- to four-family mortgage loans and $341,000 in home equity loans.  There were no commitments to lend additional funds to borrowers whose loans were classified as non-accrual or impaired.

The non-accrual loans at December 31, 2009 consisted of $1.2 million in commercial real estate loans, $1.5 million in one- to four-family mortgage loans, $791,000 in home equity loans, $111,000 in commercial business loans and $17,000 in consumer loans.  There were no commitments to lend additional funds to borrowers whose loans were classified as non-accrual or impaired.

As a result of new or continuing delinquencies and ongoing credit evaluations during the period subsequent to December 31, 2010, $481,000 of additional loans were added to nonaccrual status and $45,000 of additional loans were subject to troubled debt restructurings.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

At December 31, 2010 and 2009, respectively, loans totaling $2.4 million and $3.3 million represent real estate secured loans that have loan-to-value ratios above supervisory guidelines.

In the ordinary course of business, the Company makes loans to its directors and officers. Certain loans to directors, officers, and employees are offered at discounted rates as compared to other customers as permitted by federal regulations. Employees, officers, and directors are eligible for mortgage loans with an adjustable rate that resets annually to 1% over the rolling cost of funds. Employees and officers are eligible for consumer loans that are 1% below the market loan rate at the time of origination.  Director and officer loans are summarized as follows:
	December 31,
	2010	2009
	(in thousands)
Balance, beginning of period	$5,804	$5,339
Advances	75	1,779
Repayments	(184)	(1,314)
Balance, end of period	$5,695	$5,804

Note 6 – Mortgage Servicing Rights

On January 1, 2010, the Company elected to adopt the fair value measurement method for mortgage servicing rights.  Management believes that this method better represents the ongoing market value of the servicing asset.  The Company was previously carrying its acquired mortgage servicing rights portfolio at fair market value and management believes that it will be more consistent to report all mortgage servicing assets under the same method.

The unpaid principal balances of loans serviced for Federal National Mortgage Association (FNMA) at December 31, 2010 and 2009, totaled approximately $438.7 million and $510.9 million, respectively, and are not included in the Company’s financial statements.

A summary of the change in the balance of mortgage servicing assets is as follows (in thousands):

Beginning balance as of January 1, 2010	$3,327
Adoption of fair value option on mortgage servicing rights	39
Fair Value as of January 1, 2010	3,366
Additions:
Servicing obligations that result from transfers of financial assets	634
Other changes in Fair Value	103
Subtractions:
Net disposals of servicing obligations	(903)
Fair Value as of December 31, 2010	$3,200

Beginning balance as of January 1, 2009, at cost	$863
Additions:
Servicing obligations that result from transfers of financial assets	893
Purchase of third party servicing portfolio	1,922
Other changes in fair value	125
Subtractions:
Net disposals of servicing obligations	(476)
Ending balance as of December 31, 2009, at cost	$1,310
Ending balance as of December 31, 2009, at fair value	$2,017

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

On November 30, 2009, the Company acquired a $339 million loan servicing portfolio.  These loans are 100% owned by Fannie Mae and are subserviced under an agreement with a third party loan servicer who performs all servicing including payment processing, reporting and collections.

The key economic assumptions used in determining the fair value of mortgage servicing rights are as follows:

	2010	2009
Prepayment speed (PSA)	280%	287%
Weighted-average life (years)	4.6	4.3
Yield to maturity discount rate	9.0%	9.0%

The amount of contractually specified servicing, late and ancillary fees earned, recorded in mortgage servicing income on the Consolidated Statements of Income were $624,000 and $867,000, respectively, for the years ended December 31, 2010 and 2009.

Note 7 – Premises and Equipment

Premises and equipment are summarized as follows:

	2010	2009
	(in thousands)
Land	$350	$350
Buildings	400	402
Leasehold improvements	3,002	2,790
Furniture and equipment	1,251	1,084
	5,003	4,626

Accumulated depreciation and amortization	(1,708)	(1,102)

	$3,295	$3,524

     Depreciation and amortization expense for the years ended December 31, 2010 and 2009 amounted to $480,000 and $492,000 respectively.

The Company leases office space in several buildings. Generally, operating leases contain renewal options and provisions requiring the Company to pay property taxes and operating expenses over base period amounts. All rental payments are dependent only upon the lapse of time.

Minimum rental payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

YEAR ENDING
DECEMBER 31,	AMOUNT
(in thousands)
2011	$748
2012	770
2013	773
2014	723
2015	680
Thereafter	1,918
$5,612

The total rental expense for the years ended December 31, 2009 and 2008 for all facilities leased under operating leases was approximately $793,000 and $759,000, respectively.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 8 – Other Real Estate Owned and Repossessed Assets

The following table presents activity of real estate owned and repossessed assets for the periods presented:

	Year Ended December 31,
	2010	2009
	(in thousands)
Beginning balance	$1,384	$1,725
Additions to OREO and repossessed assets	3,679	2,638
Capitalized costs	-	81
Paydowns/Sales	(1,977)	(2,433)
Write-downs/Losses	(461)	(627)
Ending balance	$2,625	$1,384

As of December 31, 2010, OREO and other repossessed assets consisted of $1.1 million in one- to four- family residences, $1.4 million in commercial real estate and $150,000 in manufactured homes.

Note 9 - Deposits

A summary of deposit accounts with the corresponding weighted average cost of funds are presented below (dollar amounts in thousands):

	As of December 31, 2010		As of December 31, 2009
	Deposit Balance	Wtd Avg Rate	Deposit Balance	Wtd Avg Rate
Checking (non-interest)	$22,148	0.00%	$21,227	0.00%
NOW (interest)	22,186	0.10%	28,197	0.27%
Savings	21,598	0.11%	19,655	0.37%
Money Market	77,257	0.54%	81,620	1.35%
CDs	130,383	1.84%	135,888	3.51%
Escrow(1)	4,922	0.00%	977	0.00%
Total	$278,494	1.03%	$287,564	2.29%
 (1) Escrow balances shown in noninterest-bearing deposits on the balance sheet.

Scheduled maturities of time deposits at December 31, 2010 are as follows:

YEAR ENDING
DECEMBER 31, 2010	AMOUNT
(in thousands)
2011	$82,966
2012	38,473
2013	4,248
2014	2,092
Thereafter	2,604
$130,383

Savings accounts, checking accounts, money market accounts, and individual retirement savings accounts have no contractual maturity. Certificate accounts have maturities of five years or less.  The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2010 and 2009 was approximately $68.6 million and $67.1 million, respectively.  Deposits in excess of $250,000 are not federally insured, except for non-interest demand deposits, which are fully insured until December 31, 2012. Deposits from related parties held by the Company at December 31, 2010 and 2009, respectively, were $6.2 million and $1.2 million.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 10 – Borrowings

The Company utilizes a loan agreement with the FHLB of Seattle. The terms of the agreement call for a blanket pledge of a portion of the Company’s mortgage and commercial real estate portfolio based on the outstanding balance. At December 31, 2010, the amount available to borrow under this agreement is approximately 35% of total assets, or up to $117.2 million subject to the availability of eligible collateral. The Company had outstanding borrowings under this arrangement of $24.8 million and $20.0 million at December 31, 2010 and 2009, respectively.

Contractual principal repayments are as follows:

Year Ending
December 31,	Amount
(in thousands)
2011	$16,342
2012	643
2013	5,643
2014	643
2015	643
2016	643
2017	292
$24,849

	2010	2009	2008
	(in thousands)
Maximum balance
FHLB advances	$33,550	$41,950	$56,119

Average balances
FHLB advances	$23,478	$28,364	$38,474

Weighted average interest rate
FHLB advances	2.45%	3.29%	3.31%

The Company participates in the Federal Reserve Bank’s Borrower-in-Custody program, which gives the Company access to the discount window.  The terms of the program call for a pledge of specific assets.  The Company had unused borrowing capacity of $24.9 million and $17.0 million and no outstanding borrowings under this program at December 31, 2010 and 2009, respectively.

The Company has access to a line of credit from the Pacific Coast Banker’s Bank.  This line of credit is equal to $2.0 million as of December 31, 2010.  The line has a one-year term and is renewable.  There was no balance on this line of credit as of December 31, 2010 and 2009, respectively.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 11 – Earnings (loss) Per Share

Earnings (loss) per share are summarized in the following table:

	Years Ended December 31,
	2010	2009
	(in thousands)
Net income (loss)	$1,331	$(614)

Weighted average number of shares outstanding, basic	2,913	2,874
Effect of dilutive stock options	-	-
Weighted average number of shares outstanding, diluted	2,913	2,874
Earnings (loss) per share, basic	$0.46	$(0.21)
Earnings (loss) per share, diluted	$0.46	$(0.21)

For the years ended December 31, 2010 and 2009, there were no dilutive securities included in the calculation for earnings per share.

Note 12 – Employee Benefits

The Company has a 401(k) pension plan that allows employees to defer a portion of their salary into the 401(k) plan. The Company matches a portion of employees’ salary deferrals. Pension costs are accrued and funded on a current basis. The Company contributed $100,000 and $86,000 to the plan for the years ended December 31, 2010 and 2009, respectively.

The Company also offers a deferred compensation plan for designated senior managers, which provides benefits payable at age 65. Under certain circumstances, benefits are payable to designated beneficiaries.  Contributions to the plan are discretionary, and monies set aside to fund the plan are currently held in certificate of deposit accounts at the Company and at December 31, 2010 and 2009 approximated $149,000 and $146,000, respectively. The Company made no contributions to the plan for the years ended December 31, 2010 and 2009, respectively.

Effective in 2007, the board of directors adopted a supplemental executive retirement plan (SERP) to provide certain members of senior management with additional retirement income. These payments are subject to a non-compete clause. The SERP is an unfunded, non-contributory defined benefit plan evidenced by an Executive Long Term Compensation Agreement between the recipients and the Company. The SERP is subject to a vesting schedule and payments do not begin until after retirement. The SERP provides for earlier payments in the event of death or disability. In the event of an involuntary termination without cause or a change in control of the Company, the recipients are entitled immediately to the accrued liability under the SERP (with any applicable cutback for payments after a change in control as required by Section 280(G) of the Internal Revenue Code). As of December 31, 2010 and 2009, the accrued liability for the SERP was $552,000 and $397,000, respectively, and is  included in other liabilities on the consolidated balance sheet. The expense was $154,000 and $134,000 for the years ended December 31, 2010 and 2009, respectively.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Stock Options and Restricted Stock

In 2008, the Board of Directors adopted and shareholders approved an Equity Incentive Plan (the “Plan”).  The Plan permits the grant of restricted stock options and stock appreciation rights. Under the Plan 144,455 shares of common stock were approved for awards for stock options and stock appreciation rights and 57,782 shares of common stock were approved for awards for restricted stock and restricted stock units.

On January 27, 2009, the Compensation Committee of the Board of Directors of the Company awarded shares of restricted stock and stock options to directors, executive officers and employees of the Company and the Bank, pursuant to the Plan.  The Company granted 25,998 non-qualified stock options and 82,400 incentive stock options to certain directors and employees. The Company also granted 52,032 shares of restricted stock to certain directors and employees.  During the period ended December 31, 2010 and 2009, share based compensation expense totaled $132,000 and $120,000, respectively.

All of the awards will vest in 20 percent annual increments commencing one year from the grant date. The options are exercisable for a period of 10 years from the date of grant, subject to vesting. Half of the stock options granted to each of the award recipients indicated above were at an exercise price of $7.35, which was the fair market value of the Company’s common stock on the grant date. The remaining half of the stock options granted to each of the award recipients indicated above were at an exercise price of $8.50, which was $1.15 above the fair market value of the Company’s common stock on the grant date. The vesting date for options and restricted stock is accelerated in the event of the grantee’s death, disability or a change in control of the Company.

There were 21,680 exercisable stock options as of December 31, 2010.  The aggregate intrinsic value of the stock options as of December 31, 2010 was $0.

The following is a summary of the Company’s stock option plan awards during the period ended December 31, 2010:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at the beginning of the year	108,398	$7.93	9.34
Granted		-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2010	108,398	$7.93	8.34	$-
Exercisable	21,680	$7.93	8.34	$-
Expected to vest, assuming a 0% forfeiture rate over the vesting term	108,398	$7.93	8.34	$-

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

As of December 31, 2010, there was $171,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plan.  The cost is expected to be recognized over the remaining weighted-average vesting period of 3 years.  No options were exercisable at December 31, 2010.

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

The following is a summary of the Company’s non-vested restricted stock awards for the period ended December 31, 2010:
Non-vested Shares	Shares	Weighted- Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share

Non-vested at January 1, 2010	52,032	$7.35
Granted	-	-
Vested	10,406	$7.35
Forfeited	-	-
Non-vested at December 31, 2010	41,626	$7.35	$4.80

Expected to vest assuming a 0% forfeiture rate over the vesting term	41,626	$7.35	$4.80

            The aggregate intrinsic value of the non-vested restricted stock options as of December 31, 2010 was $200,000.

As of December 31, 2010, there was $236,000 of unrecognized compensation cost related to non-vested restricted stock granted under the Plan remaining.  The cost is expected to be recognized over the weighted-average vesting period of 3 years.

Employee Stock Ownership Plan

In January 2008, the ESOP borrowed $1,155,600 from the Company to purchase common stock of the Company. The loan is being repaid principally from the Company’s contributions to the ESOP over a period of ten years. The interest rate on the loan is fixed at 4.0% per annum.  As of December 31, 2010, the remaining balance of the ESOP loan was $858,000.  Neither the loan nor the related interest is reflected on the consolidated financial statements.

At December 31, 2010, the ESOP was committed to release 11,556 shares of the Company’s common stock to participants and held 92,444 unallocated shares remaining to be released in future years.  The fair value of the 92,444 restricted shares held by the ESOP trust was $444,000 at December 31, 2010.  ESOP compensation expense included in salaries and benefits was $70,000 and $72,000 for the years ended December 31, 2010 and 2009, respectively.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 13 – Income Taxes

The provision expense for income taxes is as follows:

	2010	2009
	(in thousands)
Current	$818	$256
Deferred	(273)	(721)

Total tax expense	$545	$(465)

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

Provision at statutory rate	$638	$(367)
Tax-exempt income	(110)	(111)
Other	17	13
	$545	$(465)

Federal Tax Rate	34.0%	34.0%
Tax exempt rate	(5.9%)	(10.3%)
Other	0.9%	(1.2%)
Effective tax rate	29.0%	22.5%

Significant components of the Company’s deferred tax assets are as follows:

Deferred tax assets
Deferred compensation & supplemental retirement	$257	$137
Other, net	30	47
Unrealized loss on securities	359	484
Charitable contributions	-	50
Non-accrual interest	-	55
Equity based compensation	59	28
Allowance for loan losses	953	810
Total deferred tax assets	1,658	1,611
Deferred tax liabilities
Prepaid expenses	(50)	(41)
Deferred loan fee income	(15)	(34)
FHLB stock dividends	(142)	(142)
Depreciation	17	(62)
Intangible assets	(52)	(64)
Deferred loan costs	(168)	(168)
Total deferred tax liabilities	(410)	(511)
Net deferred tax asset (liability)	$1,248	$1,100

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The Company adopted the provisions of ASC Topic 740 on January 1, 2007 related to uncertain tax positions.  As of December 31, 2010, we had no unrecognized tax benefits.  The Company recognizes interest accrued and penalties related to unrecognized tax benefits in “Provision for income taxes” in the Consolidated Statements of Income.  During the years ended December 31, 2010 and 2009, the Company recognized no interest and penalties.

The Company or its subsidiary files an income tax return in the U.S. federal jurisdiction, and various states.  With few exceptions, the Company is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2007.

Note 14 – Minimum Regulatory Capital Requirements

The Bank is subject to minimum capital requirements imposed by the Office of Thrift Supervision (“OTS”).  Based on its capital levels at December 31, 2010, the Bank exceeded these regulatory requirements as of that date and continues to exceed them as of the date of this filing.  Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the capital categories of the OTS.  Based on capital levels at December 31 30, 2010, the Bank was considered to be well-capitalized as determined by existing OTS written guidelines.  Management monitors the capital levels of the Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well-capitalized” institutions.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined) and Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 2010 and 2009, the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2010, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

In July 2010, the Bank and Company entered into a Memorandum of Understanding (“MOU”) with the OTS.  Under that agreement, the Bank must, among other things, develop a business plan for achieving and maintaining, by March 31, 2011, a minimum Tier 1 Capital Ratio of 8% and a minimum Total Risk-Based Capital Ratio of 12%, compared to its current minimum required regulatory Tier 1 Capital Ratio of 4% and Total Risk-Based Capital Ratio of 8%.  As of December 31, 2010, the Bank’s Tier 1 Ratio was 7.89% and its Total Risk-Based Capital Ratio was 11.67%.  See “Capital” below.  The MOU also requires the Bank to (a) remain in compliance with the minimum capital ratios contained in the business plan; (b) obtain written approval from the OTS prior to the Company declaring a dividend; (c) submit a quarterly update to its Classified Asset Reduction Plan; and (d) not increase the dollar amount of brokered deposits without prior written non-objection of the OTS.

Based on the MOU, the Company is restricted from the payment of dividends without OTS approval.  Dividends from the Company may also depend, in part, upon its receipt of dividends from the Bank.  In addition, the Company may not make a distribution that would constitute a return of capital during the three-year term of the business plan submitted in connection with the mutual holding company reorganization and 2008 stock issuance.  No insured depositary institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

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

The Bank’s actual capital amounts (in thousands) and ratios as of December 31, 2010 and 2009 are presented in the following table:

						To Be Well Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2010

Tier I Capital to total adjusted assets(1)	$ 26,407	7.9%	$ 13,389	≥	4.0%	$ 16,736	≥	5.0%

Tier I Capital to risk-weighted assets(2)	$ 26,407	10.4%	$ 10,135	≥	4.0%	$ 15,202	≥	6.0%

Total Capital to risk-weighted assets(2)	$ 29,574	11.7%	$ 20,269	≥	8.0%	$ 25,337	≥	10.0%

As of December 31, 2009

Tier I Capital to total adjusted assets(1)	$ 24,998	7.4%	$ 13,563	≥	4.0%	$ 16,954	≥	5.0%

Tier I Capital to risk-weighted assets(2)	$ 24,998	10.4%	$ 9,594	≥	4.0%	$ 14,391	≥	6.0%

Total Capital to risk-weighted assets(2)	$ 27,996	11.7%	$ 19,189	≥	8.0%	$ 23,986	≥	10.0%

__________________
1.  Based on total adjusted assets of $334,727 at December 31, 2010.
2.  Based on risk-weighted assets of $253,367 at December 31, 2010.

Regulatory capital levels reported above differ from the Bank’s total capital, computed in accordance with accounting principles generally accepted in the United States (GAAP) as follows (in thousands):

	2010	2009

Equity	$26,394	$24,058
Accumulated other comprehensive loss	671	940
Core deposit intangible	(658)	-

Total Tier I capital	$26,407	$24,998

Allowance for loan and lease losses	$3,167	$2,998
Unrealized gain on AFS securities	-	-

Total capital	$29,574	$27,996

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 15 – Fair Value Measurements

A description of the valuation methodologies used for certain financial assets and financial liabilities measured at fair value is as follows:

Mortgage Servicing Rights - The fair value of mortgage servicing rights is estimated using a discounted cash flow model based on market information from a third party. These assets are classified as Level 3.

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

Loans Held for Sale - Residential mortgage loans held for sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. These loans are classified as Level 2 and are measured on a nonrecurring basis.  At December 31, 2010, loans held for sale were carried at cost.

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

The following table presents the balances of assets measured at fair value on a recurring basis at December 31, 2010:

	Fair Value at December 31, 2010
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Mortgage Servicing Rights	$3,200	$-	$-	$3,200
Agency Mortgage-backed Securities	61	-	61	-
Non-agency Mortgage-backed Securities	4,480	-	4,480	-

	Fair Value at December 31, 2009
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Mortgage Servicing Rights	$2,017	$-	$-	$2,017
Agency Mortgage-backed Securities	3,370	-	3,370	-
Non-agency Mortgage-backed Securities	6,529	-	6,529	-

For the twelve months ended December 31, 2010 there were no transfers between level 1 and level 2.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

On January 1, 2010 the Company elected to adopt the fair value measurement method for mortgage servicing rights.  At January 1, 2010, the Company recognized a $39,000 adoption of fair value adjustment which gave the portfolio a total valuation of $3.4 million.  The Company added $628,000 in servicing obligations as a result of transfers of financial assets, recognized $897,000 in net disposals of servicing obligations and recognized $103,000 in earnings as a result of an increase in the fair value of the mortgage servicing rights asset

For the twelve months ended December 31, 2010 there were no transfers from Level 2 to Level 3.

The following table presents the balance of assets measured at fair value on a nonrecurring basis and the total losses resulting from these fair value adjustments:

	Fair Value at December 31, 2010				Year Ended December 31, 2010
Description	Total	Level 1	Level 2	Level 3	Total Losses
	(in thousands)
Loans Held for Sale	$902	$-	$902	$-	$-
OREO and Repossessed Assets	2,625	-	-	2,625	461
Impaired Loans	11,730	-	-	11,730	3,944

	Fair Value at December 31, 2009				Year Ended December 31, 2009
Description	Total	Level 1	Level 2	Level 3	Total Losses
	(in thousands)
Loans Held for Sale	$2,858	$-	$2,858	$-	$-
Mortgage Servicing Rights, at cost	1,310	-	-	1,310	39
OREO and Repossessed Assets	1,384	-	-	1,384	627
Impaired Loans	11,720	-	-	11,720	1,424

There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at December 31, 2010 or December 31, 2009.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The estimated fair value of the Company’s financial instruments is summarized as follows:

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:	(in thousands)
Cash and cash equivalents	$9,092	$9,092	$15,679	$15,679
Available for sale securities	4,541	4,541	9,899	9,899
FHLB Stock	2,444	2,444	2,444	2,444
Loans held for sale	902	902	2,858	2,858
Loans, net	294,810	295,161	286,357	286,431
Accrued interest receivable	1,280	1,280	1,306	1,306
Bank-owned life insurance	6,729	6,729	6,463	6,463
Mortgage servicing rights, at fair value	3,200	3,200	2,017	2,017
Mortgage servicing rights, at cost	-	-	1,310	1,360

Financial liabilities:
Demand deposits	$148,111	$148,111	$151,675	$151,675
Time deposits	130,383	131,503	135,888	137,833
Borrowings	24,849	24,624	20,000	19,735
Accrued interest payable	121	121	166	166
Advance payments from
borrowers for taxes
and insurance	252	252	340	340

The following methods and assumptions were used to estimate fair value of each class of financial instruments listed below:

Cash and cash equivalents, accrued interest receivable and payable, and advance payments from borrowers for taxes and insurance - The estimated fair value is equal to the carrying amount.

Available for sale securities – Available for sale securities are recorded at fair value based on quoted market prices, if available. If quoted market prices are not available, management utilizes third-party pricing services or broker quotations from dealers in the specific instruments or based on discounted cash flow models. Level 1 securities include those traded on an active exchange, as well as U.S. government and its agencies securities. Level 2 securities include mortgage-backed securities and certain collateralized mortgage obligations (CMOs).

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

Loans Held for Sale - Residential mortgage loans held for sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. These loans are classified as Level 2 and are measured on a nonrecurring basis.  At December 31, 2010, loans held for sale were carried at cost.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Mortgage Servicing Rights - The fair value of mortgage servicing rights is estimated using a discounted cash flow model based on market information from a third party. These assets are classified as Level 3.

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

Note 16 – Concentrations of Credit Risk

Most of the Company’s business activity is with customers located in the state of Washington. A substantial portion of the loan portfolio is represented by one-to-four family mortgage loans and commercial real estate throughout western Washington. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the area. Loans to one borrower are limited by federal banking regulations to 15% of the Company’s equity, excluding accumulated other comprehensive loss.

Note 17 – Commitments and Contingent Liabilities

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

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

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

Financial instruments whose contract amount represents credit risk were as follows:

	December 31,
	2010	2009
	(in thousands)
Unused home equity lines of credit	$17,906	$21,131
Unused personal line of credit	2,516	2,677
Unused business line of credit	9,690	4,702
Undisbursed portion of loans closed	3,972	4,455
Irrevocable letters of credit	265	265
Residential mortgage commitments	4,624	1,933

	$38,973	$35,163

At December 31, 2010, fixed rate loan commitments totaled $4.6 million and had a weighted average interest rate of 4.55%. At December 31, 2009, fixed rate loan commitments totaled $1.9 million and had a weighted average interest rate of 4.67%.

Commitments for credit may expire without being drawn upon. Therefore, the total commitment amount does not necessarily represent future cash requirements of the Company. These commitments are not reflected in the financial statements.

In the ordinary course of business, the Company sells loans without recourse that may have to be subsequently repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults, and fraud.  When a loan sold to an investor without recourse fails to perform, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are not defects, the Company has no commitment to repurchase the loan. As of December 31, 2010 and 2009, the maximum amount of these guarantees totaled $200.8 million and $181.4 million, respectively. These amounts represent the unpaid principal balances of the Company’s loans serviced for others’ portfolios. The Company has recorded a reserve of $65,000 to cover loss exposure related to these guarantees.  No loans were repurchased for the years ended December 31, 2010 and 2009.

The Company pays certain medical, dental, prescription, and vision claims for its employees, on a self-insured basis. The Company has purchased stop-loss insurance to cover claims that exceed stated limits and has recorded estimated reserves for the ultimate costs for both reported claims and claims incurred but not reported, which are not considered significant at December 31, 2010 and 2009.

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

Note 18 - VISA

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

As of December 31, 2010, the Company owned 5,699 shares of Class B common stock.  These shares are restricted and may not be transferred until the later of (i) three years from the date of the initial public offering or (ii) the period of time necessary to resolve the covered litigation.  A conversion ratio of 0.71429 was initially established for the conversion rate of Class B shares into Class A shares.  If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio.  If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.  Since the litigation escrow account was established, Visa has deposited additional funds into the account.  This has resulted in a reduction in the conversion ratio from the initial ratio of 0.71429 to 0.5102 as of October 8, 2010.  Further reductions in the conversion ratio are possible before redemption.

As of December 31, 2010, the value of the Class A shares was $70.38 per share.  Using the current conversion ratio, the value of unredeemed Class A equivalent shares owned by the Company was $205,000 and has not been reflected in the accompanying financial statements

Item 9.      Changes In and Disagreements With Accountants on Accounting and Financial  Disclosure.

None.

Item 9A.   Controls and Procedures.

(a)Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2010, was carried out under the supervision and with the participation of the our Chief Executive Officer, Chief Financial Officer and several other members of our senior management team within the 90-day period preceding the filing of this annual report.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

(b)Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The annual report of management on the effectiveness of internal control over financial reporting is set forth below.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, we concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

Federal law does not require that this annual report include an attestation of our independent registered public accounting firm regarding internal controls over financial reporting.

(c)Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended December 31, 2010, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors

Information concerning the Company’s directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2011, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Executive Officers

Information concerning the executive officers of the Company and the Bank is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2011, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Audit Committee Matters and Audit Committee Financial Expert

The Board of Directors of the Company has a standing Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of that committee are Directors McMullen (chair), Haddad, Carney and Jones, all of whom are considered independent under Nasdaq listing standards.  The Board of Directors has determined that Ms. Jones is an “audit committee financial expert” as defined in applicable SEC rules.  Additional information concerning the Audit Committee is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2011 (except for information contained under the heading “Report of the Audit Committee”), a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

The Company adopted a written Code of Ethics based upon the standards set forth under Item 406 of Regulation S-K of the Securities Exchange Act.  The Code of Ethics applies to all of the Company’s directors, officers and employees.  A copy of the Company’s Code of Ethics was filed as Exhibit 14 to our Annual Report on Form 10-K for the year ended December 31, 2008.  A copy of the Code of Ethics is available on our website at www.soundcb.com under “Investor Relations – Governance” or free of charge from the Company by writing to our Corporate Secretary at Sound Financial, Inc., 2005 5th Avenue, Suite 200, Seattle, Washington, 98121 or by calling (206) 448-0884.

Nomination Procedures

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Item 11.    Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2011 (except for information contained under the heading “Report of the Audit Committee”), a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2011, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Equity Compensation Plan Information.  The following table sets forth information as of December 31, 2010, with respect to compensation plans under which shares of common stock were issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan

Equity Incentive Plan approved by security holders	108,398	$7.93	41,807(1)

Equity Incentive Plan not approved by security holders	---	---	---

(1)	Consists of stock options and stock appreciation rights covering up to 36,057 shares of common stock and restricted stock and restricted stock units covering up to 5,750 shares of common stock.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions, our independent directors and our audit and nominating committee charters is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2011, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 14.    Principal Accounting Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2011 (except for information contained under the heading “Report of the Audit Committee”) a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1) List of Financial Statements

The following are contained in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2010 and 2009

Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009

Notes to Consolidated Financial Statements

(a)(2) List of Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3) List of Exhibits:
Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
3.1	Charter	a
3.2	Bylaws	b
4	Instruments defining the rights of security holders, including indentures: Form of Sound Financial, Inc. Common Stock Certificate	b

9	Voting Trust Agreement	None
10.1	Employment Agreement with Laura Lee Stewart	a
10.2	Executive Long Term Compensation Agreement with Laura Lee Stewart	a
10.3	Executive Long Term Compensation Agreement with Patricia Floyd	a
10.4	Sound Incentive Compensation Achievement Plan	a
10.5	Summary of Annual Bonus Plan	a
10.6	Summary of Quarterly Bonus Plan	a
10.7	Director Fee Arrangements for 2011	10.7
10.8	Sound Financial, Inc. 2008 Equity Incentive Plan	c
10.9	Form of Incentive Stock Option Agreement under the 2008 Equity Incentive Plan	d
10.10	Form of Non-Qualified Stock Option Agreement under the 2008 Equity Incentive Plan	d
10.11	Form of Restricted Stock Agreement under the 2008 Equity Incentive Plan	d
10.12	Employment Agreement with Marlene Price dated November 1, 2009	e
10.13	Employment Agreement with Matthew Moran dated November 1, 2009	e
10.14	Employment Agreement with Matthew Deines dated November 1, 2009	e
11	Statement re computation of per share earnings	None
14	Code of Business Conduct and Ethics	f
16	Letter re change in certifying accountant	None
18	Letter re change in accounting principles	None
21	Subsidiaries of the registrant	A
22	Published report regarding matters submitted to vote of security holders	None
23	Consents of Independent Registered Public Accounting Firm - Moss Adams LLP	23
24	Power of Attorney	None
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2
32	Section 1350 Certification	32
____________________________
a
Filed as an exhibit to the Company’s Form SB-2 registration statement filed on September 20, 2007 (File No. 333-146196) pursuant to Section 5 of the Securities Act of 1933 and incorporated herein by reference in accordance with Item 601 of Regulation S-K.

b
Filed as an exhibit to Pre-Effective Amendment No. 1 to the Company’s Form SB-2 registration statement filed on November 2, 2007 (File No. 333-146196) pursuant to Section 5 of the Securities Act of 1933 and incorporated herein by reference in accordance with Item 601 of Regulation S-K.

c	Filed as an exhibit to the Company’s Form 10-K filed on March 31, 2009 and incorporated herein by reference.
d	Filed as an Exhibit to the Company’s Form 8-K filed on January 29, 2009 and incorporated herein by reference.
e	Filed a an exhibit to the Company’s Form 8-K filed on November 5, 2009 and incorporated herein by reference.
f	Filed as an exhibit to the Company’s Form 10-K filed on March 31, 2008 and incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(b)  Exhibits - Included, see list in (a)(3).

(c)  Financial Statements Schedules - None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sound Financial, Inc.

Date: March 31, 2011	By:	/s/ Laura Lee Stewart
Laura Lee Stewart, President and Chief Executive Officer
(Duly Authorized Representative)

POWER OF ATTORNEY

We, the undersigned officers and directors of Sound Financial, Inc., hereby severally and individually constitute and appoint Laura Lee Stewart and Matthew P. Deines, and each of them, the true and lawful attorneys and agents of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, each of said attorneys and agents to have the power to act with or without the others and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys and agents or each of them to any and all such amendments and instruments.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Laura Lee Stewart	/s/ Tyler K. Myers
Laura Lee Stewart, President and Director	Tyler K. Myers, Chairman of the Board
(Principal Executive Officer)	Date: March 31, 2011
Date: March 31, 2011

/s/ David S. Haddad, Jr.	/s/ Robert F. Carney
David S. Haddad, Jr., Director	Robert F. Carney, Director
Date: March 31, 2011	Date: March 31, 2011

/s/ Debra Jones	/s/ Milton L. McMullen
Debra Jones, Director	Milton L. McMullen, Director
Date: March 31, 2011	Date: March 31, 2011

/s/ Rogelio Riojas	/s/ James E. Sweeney
Rogelio Riojas, Director	James E. Sweeney, Director
Date: March 31, 2011	Date: March 31, 2011

/s/ Matthew P. Deines
Matthew P. Deines, Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: March 31, 2011

INDEX TO EXHIBITS

Number	Description

10.7	Director Fee Arrangements for 2011

23	Consent of Independent Registered Public Accounting Firm - Moss Adams LLP

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification