Form 10-Q
period 2011-03-31
Sound Financial, Inc.
filed 2011-05-16
CIK 1410087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
March 31,2011
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [   ]    NO [ X ]

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date:

As of May 13, 2011, there were 2,954,295 shares of the registrant’s common stock outstanding.

SOUND FINANCIAL, INC.
FORM 10-Q

PART I                      FINANCIAL INFORMATION

Item 1                      Financial Statements

SOUND FINANCIAL, INC AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(unaudited)
	MARCH 31,	DECEMBER 31,
	2011	2010
ASSETS
Cash and cash equivalents	$5,734	$9,092
Available-for-sale securities (AFS), at fair value	3,642	4,541
Federal Home Loan Bank stock, at cost	2,444	2,444
Loans held for sale	79	902
Loans	297,335	299,246
Less allowance for loan losses	(4,416)	(4,436)
Total loans, net	292,919	294,810

Accrued interest receivable	1,246	1,280
Premises and equipment, net	3,209	3,295
Bank-owned life insurance, net	6,791	6,729
Mortgage servicing rights, at fair value	3,146	3,200
Other real estate owned and repossessed assets	3,113	2,625
Other assets	4,674	5,721
Total assets	$326,997	$334,639

LIABILITIES
Deposits
Interest-bearing	$247,546	$251,424
Noninterest-bearing demand	26,187	27,070
Total deposits	273,733	278,494
Borrowings	21,988	24,849
Accrued interest payable	95	121
Other liabilities	3,098	4,020
Advance payments from borrowers for taxes and insurance	409	252
Total liabilities	299,323	307,736
COMMITMENTS AND CONTINGENCIES (NOTE 4)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none outstanding	-	-
Common stock, $0.01 par value, 24,000,000 shares authorized, 2,954,295 issued and outstanding as of March 31, 2011 and December 31, 2010	30	30
Additional paid-in capital	11,841	11,808
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(809)	(809)
Retained earnings	17,041	16,545
Accumulated other comprehensive loss, net of tax	(429)	(671)
Total stockholders’ equity	27,674	26,903
Total liabilities and stockholders’ equity	$326,997	$334,639

                                  See notes to condensed consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)
	THREE MONTHS ENDED MARCH 31,
	2011	2010
INTEREST INCOME	(in thousands)
Loans, including fees	$4,586	$4,593
Interest and dividends on securities, cash and cash equivalents	62	177

Total interest income	4,648	4,770
INTEREST EXPENSE
Deposits	648	1,020
FHLB advances and other borrowings	104	148

Total interest expense	752	1,168

NET INTEREST INCOME	3,896	3,602

PROVISION FOR LOAN LOSSES	825	1,425

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	3,071	2,177

NONINTEREST INCOME
Service charges and fee income	522	529
Earnings on cash surrender value of bank owned life insurance	62	66
Mortgage servicing income	135	165
Fair value adjustment on mortgage servicing rights	(1)	285
(Loss) gain on sale of securities	(34)	75
Other-than-temporary impairment losses on securities	(39)	-
Gain on sale of loans	34	64

Total noninterest income	679	1,184

NONINTEREST EXPENSE
Salaries and benefits	1,466	1,617
Operations	669	834
Regulatory assessments	225	231
Occupancy	294	381
Data processing	239	200
Losses and expenses on other real estate owned and repossessed assets	139	48

Total noninterest expense	3,032	3,311

INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	718	50

PROVISION (BENEFIT) FOR INCOME TAXES	222	(7)

NET INCOME	$496	$57
BASIC EARNINGS PER SHARE	$0.17	$0.02
DILUTED EARNINGS PER SHARE	$0.17	$0.02

See notes to condensed consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Stockholders’ Equity
For the Three Months Ended March 31, 2011
(Dollars in thousands)
 (unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
	(in thousands)
BALANCE, December 31, 2010	2,954	$30	$11,808	$(809)	$16,545	$(671)	$26,903

Other comprehensive income:

Net income					496		496

Net unrealized gain in fair value of available for sale securities, net of tax of $118						242	242

Total comprehensive income							738

Compensation related to stock options and restricted stock			33				33

BALANCE, March 31, 2011	2,954	$30	$11,841	$(809)	$17,041	$(429)	$27,674

See notes to condensed consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
 (unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$496	$57
Adjustments to reconcile net income to net cash from operating activities
Accretion of net premium on investments	-	(199)
Loss (gain) on sale of available for sale securities	34	(75)
Other-than-temporary impairment on available for sale securities	39	-
Provision for loan losses	825	1,425
Depreciation and amortization	99	166
Compensation expense related to stock options and restricted stock	33	33
Fair value adjustment on mortgage servicing rights	1	(285)
Additions to mortgage servicing rights	(148)	(99)
Amortization of mortgage servicing rights	201	136
Increase in cash surrender value of bank owned life insurance	(62)	(66)
Proceeds from sale of loans	14,869	9,943
Originations of loans held for sale	(14,012)	(9,354)
Loss on sale of other real estate owned and repossessed assets	45	49
Gain on sale of loans	(34)	(64)
(Decrease) increase in operating assets and liabilities
Accrued interest receivable	34	(32)
Other assets	928	(480)
Accrued interest payable	(26)	(28)
Other liabilities	(922)	(777)

Net cash provided (used) by from operating activities	2,400	350

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and sales of available for sale securities	1,187	3,913
Purchase of available for sale investments	-	(5,832)
Net increase in loans	(3)	(9,039)
Improvements to OREO and other repossessed assets	(30)	-
Proceeds from sale of OREO and other repossessed assets	566	77
Purchases of premises and equipment	(13)	(64)

Net cash provided (used) by investing activities	1,707	(10,945)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits, net of acquired deposits	(4,761)	368
Proceeds from borrowings	28,000	17,100
Repayment of borrowings	(30,861)	(17,100)
Cash dividends paid	-	(27)
Net change in advances from borrowers for taxes and insurance	157	233

Net cash provided (used) by financing activities	(7,465)	574

DECREASE IN CASH AND CASH EQUIVALENTS	(3,358)	(10,021)

CASH AND CASH EQUIVALENTS, beginning of period	9,092	15,679

CASH AND CASH EQUIVALENTS, end of period	$5,734	$5,658

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$220	$160
Interest paid on deposits and borrowings	$778	$1,196
Net transfer of loans to other real estate owned	$1,069	$647

See notes to condensed consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statement (unaudited)

Note 1 – Basis of Presentation

The accompanying financial information is unaudited and has been prepared from the consolidated financial statements of Sound Financial, Inc. (“we,” “us,” “our,” “Sound Financial,” or the “Company”) and its wholly owned subsidiary, Sound Community Bank (the “Bank”).  These condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and do not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”) for a complete presentation of the Company's financial condition and results of operations.  In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements in accordance with GAAP.  The results for the interim periods are not necessarily indicative of results for a full year.  For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2010, included in the Company's Annual Report on Form 10-K.

Certain amounts in the prior quarters’ financial statements have been reclassified to conform to the current presentation.  These classifications do not have an impact on previously reported net income, retained earnings or earnings per share.

Note 2 – Accounting Pronouncements Recently Issued or Adopted

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU requires that if a public entity discloses comparative financial statements, then those disclosures of revenue and earnings of the combined entity should be as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination. The ASU is effective for business combinations that are consummated on or after the annual reporting period beginning on or after December 15, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity will be required to perform Step 2 of the goodwill impairment test if there are adverse qualitative factors that indicate that it is more likely than not that a goodwill impairment exists. For public reporting entities, the ASU is effective for interim and fiscal years beginning after December 15, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” This ASU provides additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision also ends the FASB’s deferral of the additional disclosures about TDRs as required by ASU 2010-20. The provisions of ASU 2011-02 are effective for the Company’s reporting period ending September 30, 2011. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3 – Fair Value Measurements

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

Loans Held for Sale - Residential mortgage loans held for sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. These loans are classified as Level 2 and are measured on a nonrecurring basis.  At March 31, 2011, loans held for sale were carried at cost.

Impaired Loans - The fair value of collateral dependent loans is based on the current appraised value of the collateral or internally developed models which contain management’s assumptions.  These assets are classified as level 3 and are measured on a nonrecurring basis.

Other Real Estate Owned (“OREO”) and Repossessed Assets - OREO and repossessed assets consist principally of properties acquired through foreclosure and are carried at the lower of cost or estimated market value less selling costs.  The fair value is based on current appraised value or other sources of value.

The following table presents the balances of assets measured at fair value on a recurring basis at March 31, 2011:

	Fair Value at March 31, 2011
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Mortgage Servicing Rights	$3,146	$-	$-	$3,146
Agency Mortgage-backed Securities	61	-	61	-
Non-agency Mortgage-backed Securities	3,581	-	3,581	-

	Fair Value at December 31, 2010
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Mortgage Servicing Rights	$3,200	$-	$-	$3,200
Agency Mortgage-backed Securities	61	-	61	-
Non-agency Mortgage-backed Securities	4,480	-	4,480	-

For the three months ended March 31, 2011 there were no transfers between level 1 and level 2 or between level 2 and level 3.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements

The following table presents the balance of assets measured at fair value on a nonrecurring basis and the total losses resulting from these fair value adjustments:

	Fair Value at March 31, 2011				Three Months Ended March 31, 2011
Description	Total	Level 1	Level 2	Level 3	Total Losses
	(in thousands)
Loans Held for Sale	$79	$-	$79	$-	$-
OREO and Repossessed Assets	3,113	-	-	3,113	45
Impaired Loans	11,246	-	-	11,246	38

	Fair Value at December 31, 2010				Year Ended December 31, 2010
Description	Total	Level 1	Level 2	Level 3	Total Losses
	(in thousands)
Loans Held for Sale	$902	$-	$902	$-	$-
OREO and Repossessed Assets	2,625	-	-	2,625	461
Impaired Loans	11,730	-	-	11,730	3,944

There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at March 31, 2011 or December 31, 2010.
The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2011 and 2010:

Mortgage Servicing Rights

Beginning balance as of January 1, 2011	$3,200

Servicing rights that result from transfers of financial assets	148
Other changes in Fair Value	(1)
Net disposals of servicing rights	(201)
Transfers in and/or out of Level 3	-

Ending balance at March 31, 2011	$3,146

Mortgage Servicing Rights

Beginning balance at January 1, 2010	$3,327
Adoption of fair value option on mortgage servicing rights	39
Fair Value as of January 1, 2010	3,366

Servicing rights that result from transfers of financial assets	99
Other changes in Fair Value	285
Net disposals of servicing rights	(136)
Transfers in and/or out of Level 3	-

Ending balance at March 31, 2010	$3,614

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements

The estimated fair value of the Company’s financial instruments is summarized as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:	(in thousands)
Cash and cash equivalents	$5,734	$5,734	$9,092	$9,092
Available for sale securities	3,642	3,642	4,541	4,541
FHLB Stock	2,444	2,444	2,444	2,444
Loans held for sale	79	79	902	902
Loans, net	292,919	293,474	294,810	295,161
Accrued interest receivable	1,246	1,246	1,280	1,280
Bank-owned life insurance	6,791	6,791	6,729	6,729
Mortgage servicing rights, at fair value	3,146	3,146	3,200	3,200

Financial liabilities:
Demand deposits	151,494	151,494	$148,111	$148,111
Time deposits	122,239	123,126	130,383	131,503
Borrowings	21,988	22,021	24,849	24,624
Accrued interest payable	95	95	121	121
Advance payments from
borrowers for taxes
and insurance	409	409	252	252

The following methods and assumptions were used to estimate fair value of each class of financial instruments listed below:

Cash and cash equivalents, accrued interest receivable and payable, and advance payments from borrowers for taxes and insurance - The estimated fair value is equal to the carrying amount.

Available for sale securities – Available for sale securities are recorded at fair value based on quoted market prices, if available. If quoted market prices are not available, management utilizes third-party pricing services or broker quotations from dealers in the specific instruments. Level 1 securities include those traded on an active exchange, as well as U.S. government and its agencies securities. Level 2 securities include private label mortgage-backed securities.

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

Loans Held for Sale - Residential mortgage loans held for sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. At March 31, 2011, loans held for sale were carried at cost, which approximates fair value.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements

Mortgage Servicing Rights - The fair value of mortgage servicing rights is estimated using a discounted cash flow model based on market information from a third party. These assets are classified as Level 3.

FHLB stock - The estimated fair value is equal to the par value of the stock, which approximates fair value.

Bank-owned Life Insurance - The estimated fair value is equal to the cash surrender value of policies, net of surrender charges.

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

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5 - VISA

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

As of March 31, 2011, the Company owned 5,699 shares of Class B common stock.  These shares are restricted and may not be transferred until the later of (i) three years from the date of the initial public offering or (ii) the period of time necessary to resolve the covered litigation.  A conversion ratio of 0.71429 was initially established for the conversion rate of Class B shares into Class A shares.  If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio.  If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.  Since the litigation escrow account was established, Visa has deposited additional funds into the account.  This has resulted in a reduction in the conversion ratio from the initial ratio of 0.71429 to 0.4881 as of March 31, 2011.  Further reductions in the conversion ratio are possible before redemption.

As of March 31, 2011, the value of the Class A shares was $73.62 per share.  Using the current conversion ratio, the value of unredeemed Class A equivalent shares owned by the Company was $205,000 and has not been reflected in the accompanying consolidated financial statements.

Note 6 – Loans

The composition of the loan portfolio, excluding loans held for sale, was as follows:

	March 31, 2011	December 31, 2010
One-to-four family loans	(in thousands)
First mortgages	$100,060	$107,600
Home equity	44,842	44,829
	144,902	152,429
Commercial loans
Commercial real estate	70,383	69,531
Multifamily residential	36,215	30,887
Business term loans and lines of credit	14,900	14,678
	121,498	115,096
Consumer loans
Manufactured housing	19,556	20,043
Auto and other consumer	11,822	12,109
	31,378	32,152

Total loans	297,778	299,677

Deferred loan origination fees	(443)	(431)
Allowance for loan losses	(4,416)	(4,436)
Total loans, net	$292,919	$294,810

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010:

	One-to- four family first mortgage(1)	One-to-four family home equity	Commercial real estate(2)	Commercial business	Multifamily residential	Manufactured housing	Auto and other consumer	Serviced(1)	Unallocated	Total
	(In thousands)
Allowance for loan losses:

Ending balance	863	1,405	1,300	209	-	287	197	65	90	4,416

Ending balance: individually evaluated for impairment	304	236	510	82	-	5	13	-	-	1,150

Ending balance: collectively evaluated for impairment	559	1,169	790	127	-	282	184	65	90	3,266

Loans receivable:
Ending balance	100,060	44,842	70,383	14,900	36,215	19,556	11,822	-	-	297,778

Ending balance: individually evaluated for impairment	5,055	1,327	4,272	333	-	117	142	-	-	11,246

Ending balance: collectively evaluated for impairment	95,024	43,515	66,111	14,567	36,215	19,439	11,680	-	-	286,551

Ending balance: loans acquired with deteriorated credit quality	-		-	-	-	-	-	-	-	-
___________________________
(1) One- to four- family mortgages includes approximately $8.3 million of residential land and construction loans.
(2) Commercial real estate includes approximately $4.8 million of commercial construction and development loans.
(3) Allowance established in 2010 for loans sold to Fannie Mae that we may be contractually obligated to repurchase.

The following table summarizes the activity in loan losses for the period ended March 31, 2011:

	Beginning				Ending
	Allowance	Charge-offs	Recoveries	Provision	Allowance
	(In thousands)
One- to four- family first mortgage	$909	$(242)	12	185	863
One- to four- family home equity	1,480	(432)	5	352	1,405
Commercial real estate	664	(70)	-	706	1,300
Commercial business	163	-	-	46	209
Multifamily residential	-	-	-	-	-
Manufactured housing	294	-	-	(7)	287
Auto and other consumer	309	(131)	13	6	197
Serviced	65		-	-	65
Unallocated	553		-	(462)	90
	$4,436	$(875)	$30	$825	$4,416

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements

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

The following table represents the internally assigned grades as of March 31, 2011 by type of loan:

	One-to-four family first mortgages	One-to-four family home equity	Commercial Real Estate	Commercial Business	Multifamily residential	Manufactured housing	Auto and other consumer	Total
(in thousands)
Grade:
Pass	$81,896	$40,499	$60,195	$11,206	$35,333	$17,577	$10,432	$257,138
Watch	14,066	3,506	5,916	3,347	882	1,806	1,218	30,741
Special Mention	1,447	124	2,043	169	-	53	67	3,903
Substandard	2,651	713	2,229	178	-	120	105	5,996
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Total	$100,060	$44,842	$70,383	$14,900	$36,215	$19,556	$11,822	$297,778

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

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements

The following table represents the credit risk profile based on payment activity as of March 31, 2011 by type of loan:

	One-to-four family first mortgages	One-to-four family home equity	Commercial real estate	Commercial business	Multifamily residential	Manufactured housing	Auto and other consumer	Total
	(in thousands)

Performing	$96,608	$44,072	$68,786	$14,773	$36,215	$19,470	$11,741	$291,665
Nonperforming	3,452	770	1,597	127	-	86	81	6,113

Total	$100,060	$44,842	$70,383	$14,900	$36,215	$19,556	$11,822	$297,778

The following table represents the aging of the recorded investment in past due loans as of March 31, 2011 by type of loan:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Great Than 90 Days and Accruing Interest	Total Past Due	Current	Total Loans
	(in thousands)
One-to-four family first mortgages	$4,758	$857	$962	$-	$6,577	$93,483	$100,060
One-to-four family home equity	845	415	222	-	1,482	43,360	44,842
Commercial real estate	-	-	-	-	-	70,383	70,383
Commercial business	-	178	-	-	178	14,722	14,900
Multifamily residential	-	-	-	-	-	36,215	36,215
Manufactured housing	324	55		-	379	19,177	19,556
Auto and other consumer	118	45		-	163	11,659	11,822

Total	$6,045	$1,550	$1,184	-	$8,779	$288,999	$297,778

Impaired Loans.  A loan is considered impaired when we have determined that we may be unable to collect payments of principal or interest when due under the original terms of the loan.  In the process of identifying loans as impaired, we take into consideration factors which include payment history and status, collateral value, financial condition of the borrower, and the probability of collecting scheduled payments in the future.  Minor payment delays and insignificant payment shortfalls typically do not result in a loan being classified as impaired.  The significance of payment delays and shortfalls is considered on a case by case basis, after taking into consideration the totality of circumstances surrounding the loans and the borrowers, including payment history and amounts of any payment shortfall, length and reason for delay, and likelihood of return to stable performance.  Impairment is measured on a loan by loan basis for all loans in the portfolio.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements

The following table presents loans individually evaluated for impairment as of March 31, 2011 by type of loan:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With no related allowance recorded:
One-to-four family first mortgages	$2,047	$2,047	-	$1,731	$6
One-to-four family home equity	631	631	-	542	3
Commercial real estate	397	397	-	453	2
Commercial business	155	155	-	147	-
Multifamily residential	-	-	-	-	-
Manufactured housing	91	91	-	46	-
Auto and other consumer	87	87	-	55	-
Total	$3,408	$3,408	-	$2,972	$11

With an allowance recorded:
One-to-four family first mortgages	3,008	3,008	304	4,135	7
One-to-four family home equity	696	734	235	1,069	3
Commercial real estate	3,875	3,875	510	3,074	32
Commercial business	178	178	82	131	3
Multifamily residential	-	-	-	-	-
Manufactured housing	26	26	5	72	1
Auto and other consumer	55	55	13	35	-
Total	$7,838	$7,876	$1,150	$8,516	$46

Totals:
One-to-four family first mortgages	5,036	5,055	304	5,866	13
One-to-four family home equity	1,327	1,365	236	1,611	6
Commercial real estate	4,272	4,272	510	3,527	34
Commercial Business	333	333	82	278	3
Multifamily residential	-	-	-	-	-
Manufactured Housing	117	117	5	118	1
Auto and other consumer	142	142	13	90	-
Total	$11,246	$11,284	$1,150	$11,489	$57

The following table presents the recorded investment in nonaccrual loans as of March 31, 2011 by type of loan:

Balance
(in thousands)

One-to-four family first mortgage	$1,673
One-to-four home equity	393
Manufactured housing	86
Auto and other consumer	37
Total	$2,189

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements

A summary of nonaccrual, impaired and troubled debt restructured loans is as follows:

	March 31,	December 31,
	2011	2010
	(in thousands)
Total nonaccrual loans	$2,189	$2,898
Loans greater than 90 days past due and still accruing interest	-	-
Total impaired loans	11,246	11,730
Average investment in impaired loans	11,488	13,386
Forgone interest on non-accrual loans	75	259
Interest income recognized on impaired loans	57	419
Troubled debt restructured loans still on accrual	3,924	4,396
Troubled debt restructured loans included in impaired loans	3,924	4,396

The nonaccrual loans at March 31, 2011 consisted of $1.7 million in one-to four- family mortgage loans, $393,000 in home equity lines of credit, and 123,000 in other consumer loans.  There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual or impaired at March 31, 2011.

The non-accrual loans at December 31, 2010 consisted of $2.6 million in one- to four-family mortgage loans and $341,000 in home equity loans.  There were no commitments to lend additional funds to borrowers whose loans were classified as non-accrual or impaired at December 31, 2010.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7 – Investments

The amortized cost and fair value of our AFS securities and the corresponding amounts of gross unrealized gains and losses were as follows:

		Gross Unrealized
	Amortized Cost	Gains	Losses 1 Year or Less	Losses Greater Than 1 Year	Estimated Fair Value

March 31, 2011	(in thousands)
Agency mortgage-backed securities	$54	$7	$-	$-	$61
Non-agency mortgage-backed securities	4,284	-	-	$(703)	3,581
Total	$4,338	$7	$-	$(703)	$3,642

December 31, 2010	(in thousands)
Agency mortgage-backed securities	$54	$7	$-	$-	$61
Non-agency mortgage-backed securities	5,543	2	-	(1,065)	4,480
Total	$5,597	$9	$-	$(1,065)	$4,541

The amortized cost and fair value of mortgage-backed securities by contractual maturity, at March 31, 2011, are shown below.  Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2011
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	-	-
Due after ten years	4,338	3,642
	$4,338	$3,642

Securities with an amortized cost of $54,000 and fair value of $61,000 at March 31, 2011 were pledged to secure Washington State Public Funds.  Additionally, the Company has letters of credit with a notional amount of $12.0 million to secure public deposits.

Sales of available for sale securities were as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Proceeds	$1,096	$3,371
Gross gains	3	75
Gross losses	(37)	-

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the aggregate fair value and gross unrealized loss by length of time those investments have been continuously in an unrealized loss position:

	March 31, 2011
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2011	(in thousands)
Non-agency mortgage- backed securities	$-	$-	$3,581	$(703)	$3,581	$(703)
Total	$-	$-	$3,581	$(703)	$3,581	$(703)

	December 31, 2010
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2010	(in thousands)
Non-agency mortgage- backed securities	$-	$-	$3,842	$(1,065)	$3,842	$(1,065)
Total	$-	$-	$3,842	$(1,065)	$3,842	$(1,065)

The following table presents the OTTI losses for the three month periods ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Total other-than-temporary impairment losses	$39	$-
Portion of other-than-temporary impairment losses recognized in other comprehensive income (before taxes)	-	-
Net impairment losses recognized in earnings	$39	$-

The following table presents the cumulative roll forward of credit losses recognized in earnings relating to the Company’s non-U.S. agency mortgage backed securities:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Estimated credit losses, beginning balance	$160	$61
Additions for credit losses not previously recognized	39	-
Reduction for increases in cash flows	-	-
Reduction for realized losses	-	-
Estimated losses, ending balance	$199	$61

As of March 31, 2011, our securities portfolio consisted of two U.S.-agency and five non-U.S. agency mortgage backed securities with a fair value of $3.6 million, of which, all non-U.S. agency securities were in an unrealized loss position.  The unrealized losses were caused by changes in interest rates and market illiquidity causing a decline in the fair value subsequent to the purchase.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

While management does not intend to sell the non-agency mortgage backed securities, nor is it more likely than not that the Company will be required to sell these securities before recovery of its amortized cost basis, management’s impairment evaluation indicates that certain securities possess qualitative and quantitative factors that suggest OTTI. These factors include, but are not limited to: the length of time and extent of the fair value declines, ratings agency down grades, the potential for an increased level of actual defaults, and the extension in duration of the securities. In addition to the qualitative factors, management’s evaluation includes an assessment of quantitative evidence that involves the use of cash flow modeling and present value calculations as determined by considering the applicable OTTI accounting guidance. The Company compares the present value of the current estimated cash flows to the present value of the previously estimated cash flows. Accordingly, if the present value of the current estimated cash flows is less than the present value of the previous period’s present value, an adverse change is considered to exist and the security is considered OTTI. The associated “credit loss” is determined as the amount by which the security’s amortized cost exceeds the present value of the current estimated cash flows. Based upon the results of the cash flow modeling as of March 31, 2011, one security reflected OTTI during the period. Estimating the expected cash flows and determining the present values of the cash flows involves the use of a variety of assumptions and complex modeling. In developing its assumptions, the Company considers all available information relevant to the collectability of the applicable security, including information about past events, current conditions, and reasonable and supportable forecasts. Furthermore, the Company asserts that the cash flows used in the determination of OTTI are its “best estimate” of cash flows.

The Company engages a third party to perform the cash flow model. The model includes each individual non-agency mortgage backed securities’ structural features. The modeled cash flows are discounted back and they incorporate additional projected defaults based upon risk analysis of the financial condition and performance. Utilizing the quantitative change in the net present value of the cash flows compared to the amortized cost of the security, the Company recognized additional credit losses of $39,000 in non-cash pre-tax impairment charges for the three months ended March 31, 2011. Cumulative at March 31, 2011, the Company has recognized a total of $199,000 of OTTI on three of the five non-agency mortgage backed securities.

Note 8 – Mortgage Servicing Rights

The unpaid principal balances of loans serviced for Federal National Mortgage Association (FNMA) at March 31, 2011 totaled approximately $430.9 million, and are not included in the Company’s financial statements.

The change in the mortgage servicing asset is summarized below (in thousands):

Beginning balance as of January 1, 2011	$3,200
Additions:
Servicing rights that result from transfers of financial assets	148
Other changes in Fair Value	(1)
Subtractions:
Net disposals of servicing obligations	(201)
Fair Value as of March 31, 2011	$3,146

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9 – Borrowings

The Company utilizes a loan agreement with the FHLB of Seattle. The terms of the agreement call for a blanket pledge of a portion of the Company’s mortgage and commercial real estate portfolio based on the outstanding balance. At March 31, 2011, the amount available to borrow under this agreement is approximately 35% of total assets, or up to $114.4 million, subject to the availability of eligible collateral. The Company had outstanding borrowings under this arrangement of $22.0 million and $24.8 million at March 31, 2011 and December 31, 2010, respectively.

The Company participates in the Federal Reserve Bank’s Borrower-in-Custody program, which gives the Company access to overnight borrowings from the discount window.  The terms of the program call for a pledge of specific assets.  The Company had unused borrowing capacity under this program of $24.8 million and $24.9 million at March 31, 2011 and December 31, 2010, respectively.  There were no outstanding borrowings at March 31, 2011 or December 31, 2010.

The Company has access to an unsecured line of credit from the Pacific Coast Banker’s Bank.  This line of credit is equal to $2.0 million as of March 31, 2010.  The line has a one-year term and is renewable annually.  There was no outstanding balance on this line of credit as of March 31, 2011 and December 31, 2010.

Note 10 – Earnings Per Share

Earnings per share are summarized in the following table (all figures are in thousands except earnings per share):

	Three months ended March 31,
	2011	2010
Net income	$496	$57

Weighted average number of shares outstanding, basic	2,921	2,909
Effect of dilutive stock options	-	-
Weighted average number of shares outstanding, diluted	2,921	2,909
Earnings per share, basic	$0.17	$0.02
Earnings per share, diluted	$0.17	$0.02

For the three month periods ended March 31, 2011 and 2010, there were no anti-dilutive securities included in the calculation for earnings per share.

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

On January 27, 2009, the Compensation Committee of the Board of Directors of the Company awarded shares of restricted stock and stock options to directors, executive officers and employees of the Company and the Bank, pursuant to the Plan. The Company granted 25,998 non-qualified stock options and 82,400 incentive stock options to certain directors and employees.  The Company also granted 52,032 shares of restricted stock to certain directors and employees. During the period ended March 31, 2011, share based compensation expense totaled $33,000 for both the stock options and restricted stock.  All of the awards vest in 20 percent annual increments commencing one year from the grant date. The options are exercisable for a period of 10 years from the date of grant, subject to vesting. Half of the stock options granted to each of the award recipients were at an exercise price of $7.35, which was the fair market value of the Company’s common stock on the grant date. The remaining half of the stock options granted to each of the award recipients were at an exercise price of $8.50, which was $1.15 above the fair market value of the Company’s common stock on the grant date. The vesting date for options and restricted stock is accelerated in the event of the grantee’s death, disability or a change in control of the Company.

There were 21,680 exercisable stock options as of March 31, 2011. The aggregate intrinsic value of the stock options as of March 31, 2011 was $1,000.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following is a summary of the Company’s stock option plan awards during the period ended March 31, 2011:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at the beginning of the year	108,398	$7.93	8.34	$-
Granted		-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2011	108,398	$7.93	7.83	$-
Exercisable	21,680	$7.93	7.83	$-
Expected to vest, assuming a 0% forfeiture rate over the vesting term	108,398	$7.93	7.83	$-

As of March 31, 2011, there was $158,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized over the remaining weighted-average vesting period of 2.83 years.

Restricted Stock Awards

The fair value of the restricted stock awards is equal to the fair value of the Company’s stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. Shares awarded as restricted stock vest ratably over a five-year period beginning at the grant date with 20% vesting on the anniversary date of each grant date.

The following is a summary of the Company’s nonvested restricted stock awards for the period ended March 31, 2011:

Nonvested Shares	Shares	Weighted- Average Grant- Date Fair Value	Aggregate Intrinsic Value

Non-vested at January 1, 2011	41,626	$7.35
Granted	-	-
Vested	10,406	$7.35
Forfeited	-	-
Non-vested at March 31, 2011	31,220	$7.35	$7.50

Expected to vest assuming a 0% forfeiture rate over the vesting term	31,220	$7.35	$7.50

            The aggregate intrinsic value of the nonvested restricted stock options as of March 31, 2011 was $234,000.

As of March 31, 2011, there was $217,000 of unrecognized compensation cost related to non-vested restricted stock granted under the Plan remaining.  The cost is expected to be recognized over the weighted-average vesting period of 2.83 years.

In November 2008, the Board of Directors authorized management to repurchase up to 57,782 shares of the Company’s outstanding stock over a twelve-month period in order to fund the restricted stock awards made under the Plan, of which 45,800 shares were repurchased.
Employee Stock Ownership Plan

In January 2008, the ESOP borrowed $1,155,600 from the Company to purchase common stock of the Company. The loan is being repaid principally from the Company’s contributions to the ESOP over a period of ten years. The interest rate on the loan is fixed at 4.0% per annum.  As of March 31, 2011, the remaining balance of the ESOP loan was $858,000.  Neither the loan nor the related interest is reflected on the consolidated financial statements.

At March 31, 2011, the ESOP was committed to release 11,556 shares of the Company’s common stock to participants and held 80,892 unallocated shares remaining to be released in future years.  The fair value of the 80,892 restricted shares held by the ESOP trust was $607,000 at March 31, 2011.  ESOP compensation expense included in salaries and benefits was $19,000 for the three month period ended March 31, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Sound Financial, Inc. (the “Company”) is the holding company and sole owner of Sound Community Bank (the “Bank”).  Sound MHC, a mutual holding company, owns 55% of the outstanding stock of the Company.  The Management Discussion and Analysis in Item 7 of the Company’s Form 10-K Annual Report filed with the SEC on March 31, 2011 contains an overview of the Company’s and the Bank’s business and history under the heading “General.”  This discussion updates that disclosure for the first quarter of 2011.

During the first quarter of 2011, the Company continued to encounter a number of challenges but also met a number of its goals.  Our market area continues to struggle economically, particularly with high unemployment levels and falling housing prices, which has resulted in higher levels of loan delinquencies, problem assets and foreclosures, decreased demand for our products and services and a decline in the value of our loan collateral.  If market conditions continue or become more severe, this negative impact on our business, financial condition and earnings may increase.  Even under these economic conditions, we were able to meet our goal of diversifying our loan portfolio by expanding our commercial real estate and multifamily lending business.  The Company has continued to focus on expanding its commercial business and commercial real estate loan portfolio, which has grown to $121.5 million or 41.5% of our net loan portfolio at March 31, 2011, compared to $115.1 million or 39.0% of our net loan portfolio at December 31, 2010.   The primary driver of the growth of our commercial real estate portfolio has been multifamily loans, which has grown to $36.2 million, or 12.4%, of our net loan portfolio at March 31, 2011, compared to $30.9 million, or 10.5%, of our net loan portfolio at December 31, 2010.  The increased level of commercial business, commercial real estate and multifamily loans has had a positive impact on our net interest income and has helped to further diversify our loan portfolio mix.

In addition, we originated $13.2 million and $16.0 million in one- to four-family residential mortgage loans during the quarters ended March 31, 2011and 2010, respectively.  During those same periods, we sold $15.0 million and $9.8 million, respectively, of those loans to Fannie Mae with servicing retained.  The decreased one- to four-family residential mortgage loan originations in the 2011 quarter reflects lower consumer demand in the marketplace, especially for refinancing.  The increase in sold loans in the 2011 quarter reflects normal loan sales as well as a one-time bulk sale of a portion of the Company’s residential loan portfolio.  This was sold to manage the size of the Company’s balance sheet as well as generate additional funds to lend to borrowers.

As reported in its Form 10-K Annual Report for the year ended December 31, 2010, the Company and the Bank each are under a Memorandum of Understanding (“MOU”) with the OTS to address the regulator’s concerns about certain deficiencies or weaknesses at the Bank.  The Board of Directors continues to believe that the MOU’s will not, fundamentally constrain the Bank’s or the Company’s business and that compliance has been achieved.  Under its MOU, the Bank has committed to achieving by March 31, 2011, and, thereafter, maintaining an 8.0% core capital ratio and a 12.0% total risk-based capital ratio, after funding an adequate allowance for loan and lease losses.  In order to achieve these capital ratios, the Company continued  to reduce its operating expenses, improve earnings levels and reduce asset size.  At March 31, 2011, the Bank’s core and total risk-based capital ratios were 8.25% and 12.12%, respectively.  See “- Capital.”  Management believes that the Bank will continue to meet the required capital ratios for the remainder of 2011.  The Bank is in compliance with the additional requirements in the MOU and, as required by the MOU, continued to decrease the level of its classified assets during the quarter ended March 31, 2011.  The Company believes it is in compliance with the requirements in its MOU, which include a prohibition on declaring or paying any cash dividends or redeeming any Company stock without OTS approval, not accepting any dividends from the Bank or any other payments that would reduce the capital of the Bank, and not increase or renew any debt on an unconsolidated basis without OTS approval.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider our critical accounting policies to be those related to our allowance for loan losses, mortgage serving rights, other real estate owned, and deferred tax asset accounts.  The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of the evaluation in accordance with U.S. generally accepted accounting principles.  It is management’s best estimate of probable incurred credit losses in our loan portfolio.  Our methodologies for analyzing the allowance for loan losses, mortgage serving rights, other real estate owned and deferred tax asset accounts are described in our Form 10-K Annual Report for the year ended December 31, 2010.

Business and Operating Strategies and Goals

The Management Discussion and Analysis in Item 7 of the Company’s Form 10-K Annual Report filed with the SEC on March 31, 2011 contains an overview of the Company’s and the Bank’s business and operating strategies and goals.  This discussion updates that disclosure for the first quarter of 2011.

Continue to grow capital through improved earnings.  Through asset mix management and pricing and lower cost funds, we will seek to optimize our interest rate margin while managing our interest rate risk.  Our net interest income during the first quarter of 2011 was higher than the level during the first quarter of 2010.  We will seek new sources of non-interest income by emphasizing selective products and services that provide diversification of revenue sources, including interest income, fees and servicing income, though our noninterest income during the first quarter of 2011 was lower than the level during the first quarter of 2010.  We also will continue to manage operating expenses while continuing to provide superior personal service to our customers.  Operating expenses were lower than during the first quarter of 2011 compared to the first quarter of 2010.  Finally, our provision for loan losses was lower in the first quarter of 2011 than in the first quarter of 2010, reflecting some improvement in the economy both nationally and in the markets where we do business.  The Bank achieved net income of $496,000 in the first quarter of 2011 compared to $57,000 in the first quarter of 2010.

Emphasizing lower cost core deposits to reduce the funding costs of our loan growth.  Our weighted average cost of funds was 50 basis points lower in the first quarter of 2011 compared to the first quarter of 2010.  This decrease was the result of lower market rates on deposits and a higher percentage of deposits in low or noninterest-bearing accounts during the quarter.

Maintaining high asset quality.  We have worked to improve asset quality that declined in recent years due to declining economic conditions.  Our percentage of non-performing assets to total assets decreased to 2.76% at March 31, 2011 from 2.96% at December 31, 2010.  At the same time, net charge-offs to average loans outstanding decreased to 1.14% for the first quarter of 2011 compared to 1.31% during the fourth quarter of 2010.

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

General.  Total assets decreased by $7.6 million, or 2.3%, to $327.0 million at March 31, 2011 from $334.6 million at December 31, 2010.  This decrease consisted primarily of a $4.3 million, or 31.2% decrease in cash and securities available for sale and a $1.9 million, or 0.6% decrease in loans receivable.

Cash and Securities.  We decreased our liquidity position significantly during the quarter ended March 31, 2011 because improvements in the local economy no longer required the higher level of on-balance sheet liquidity and because of the Company’s access to significant off-balance sheet sources of liquidity.  Cash, cash equivalents and our available-for-sale securities decreased $4.3 million, or 31.2%, to $9.4 million at March 31, 2011.  Cash and cash equivalents decreased by $3.4 million, or 36.9%, to $5.7 million at March 31, 2011, as the Company allowed certain out of market public deposits and higher cost of fund non-relationship deposits to runoff.  Available-for-sale securities, which consist primarily of non-agency mortgage-backed securities, decreased by $899,000, or 19.8%, to $3.6 million at March 31, 2011.  This decrease reflects investment sales, paydowns and other-than-temporary impairment on our non-agency mortgage-backed security portfolio.

At March 31, 2011, our available-for-sale securities portfolio consisted of $61,000 in U.S.-agency and $3.6 million in non-agency mortgage backed securities, of which, all five non-U.S. agency securities were in an unrealized loss position.  The unrealized losses are the result of changes in interest rates and market illiquidity that caused a decline in the fair value of these securities since they were purchased.  Non-U.S. agency securities present a higher credit risk than U.S. agency mortgage-backed securities.  In order to monitor the increased risk, management receives and reviews a credit surveillance report from a third party quarterly which evaluates these securities based on a number of factors, including original credit scores, loan-to-value ratios, geographic locations, delinquencies and loss histories of the underlying mortgage loans, in order to project future losses based on various home price depreciation scenarios over a three-year horizon.  Based on these reports, management ascertains the appropriate value for these securities and, in the first quarter of 2011, recorded an other-than-temporary impairment charge of $39,000 on one of these non-agency securities.  The current market environment significantly limits our ability to mitigate our exposure to value changes in these more risky securities by selling them, and we do not anticipate these conditions changing significantly during the remainder of 2011.  Accordingly, if the market and economic environment impacting the loans supported these securities continue to deteriorate, we could determine that an other-than-temporary impairment must be recorded on these securities, as well as on any other securities in our portfolio, our future earnings, equity, regulatory capital and ongoing operations could be materially adversely affected.

Our investment portfolio at March 31, 2011, also included $2.4 million in Federal Home Loan Bank stock, which we are required to own in order to obtain advances from the Federal Home Loan Bank of Seattle.  Federal Home Loan Bank stock is carried at par and does not have a readily determinable fair value.  Ownership of Federal Home Loan Bank stock is restricted to the Federal Home Loan Bank member institutions, and can only be purchased and redeemed at par of $100.  Due to ongoing turmoil in the capital and mortgage markets, the Federal Home Loan Bank of Seattle has a risk-based capital deficiency largely as a result of write-downs on its private label mortgage-backed securities portfolios.  Management evaluates our Federal Home Loan Bank stock for potential impairment.  Management’s determination of whether this investment is impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as:  (1) the significance of any decline in net assets of the Federal Home Loan Bank as compared to the capital stock amount for the Federal Home Loan Bank and the length of time this situation has persisted; (2) commitments by the Federal Home Loan Bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of the Federal Home Loan Bank; (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the Federal Home Loan Bank; and (4) the liquidity position of the Federal Home Loan Bank.  Under Federal Housing Finance Agency regulations, a Federal Home Loan Bank that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock in excess of what is required for members’ current loans.  The Federal Home Loan Bank of Seattle has announced that it had as of December 31, 2008 and continues to have a risk-based capital deficiency under those regulations and, as a result, has suspended future dividends and the repurchase or redemption of its common stock.  Therefore, we have received no dividends on our Federal Home Loan Bank stock since 2008.  The Federal Home Loan Bank of Seattle has communicated that it believes the calculation of its risk-based capital under applicable regulations overstates the market risk of its non-agency mortgage-backed securities and that it has enough capital to cover the risks reflected in its balance sheet.  In addition, according to Standard and Poor’s analysis of the Federal Home Loan Banks, the Federal Home Loan Bank System has a special public status (organized under the Federal Home Loan Bank Act of 1932) and may receive extraordinary support from the U.S. Treasury in a crisis.  Therefore, the Federal Home Loan Banks can be considered an extension of the government and the U.S. government would almost certainly support the credit obligations of the Federal Home Loan Bank system.  Based on this, we have determined there is not an other-than-temporary impairment on our Federal Home Loan Bank stock investment as of March 31, 2011.  However, continued deterioration in the Federal Home Loan Bank of Seattle’s financial condition may result in impairment in the value of our Federal Home Loan Bank stock.  On October 25, 2010, the Federal Home Loan Bank entered into a consent order with its primary regulator; however, the impact of that order on its conditions or operations over time is unknown.  We will continue to monitor the financial condition of the Federal Home Loan Bank as it relates to, among other things, the recoverability of our investment in its stock.

Loans.  Our gross loan portfolio, including loans held for sale, decreased $2.7 million, or 0.9%, from $300.1 million at December 31, 2010 to $297.4 million at March 31, 2011.  Loans held for sale decreased from $902,000 at December 31, 2010, to $79,000 at March 31, 2011, reflecting primarily the timing of transactions at the end of the quarter, as compared to the end of 2010.

The following table reflects the changes in the types of loans in our gross loan portfolio at March 31, 2011 as compared to the end of 2010.

	At March 31, 2011	At December 31, 2010	Amount Change	Percent Change
	(Dollar amounts in thousands)
Residential mortgages	$100,060	$107,600	$(7,540)	-7.0%
Home equity	44,842	44,829	13	0.0%
Multifamily mortgages	36,215	30,887	5,328	17.3%
Commercial real estate	70,383	69,531	852	1.2%
Commercial business	14,900	14,678	222	1.5%
Consumer	31,378	32,152	(774)	-2.4%
Deferred loan fees	(443)	(431)	(12)	-2.8%
Total	$297,335	$299,246	$(1,911)	-0.6%

The most significant changes in our loan portfolio during the quarter consist of increases in multifamily loans and decreases in residential mortgages.  The increase in multifamily housing loans is consistent with our operating strategy of growing and diversifying our loan portfolio.  The decrease in residential mortgages primarily reflects a $4.7 million bulk sale of seasoned residential mortgages to Fannie Mae with servicing retained coupled with lower overall consumer demand, particularly in refinancing.

Mortgage Servicing Rights.  At March 31, 2011, we had $3.1 million in mortgage servicing rights recorded at fair value, compared to $3.2 million at December 31, 2010.  We estimate the fair value of our mortgage servicing rights using a discounted cash flow model based on market information from a third party.  We record mortgage servicing rights on loans sold to Fannie Mae with servicing retained.  The Bank stratifies its capitalized mortgage servicing rights based on the type, term and interest rates of the underlying loans.  None of our mortgage servicing rights are deemed impaired; however, if they were determined to be impaired in the future, our financial results would be impacted.

Delinquencies and Non-performing Assets.  As of March 31, 2011, our total loans delinquent for 60 to 89 days was $1.2 million or 0.41% of gross loans, compared to $507,000 or 0.17% of gross loans at December 31, 2010.

At March 31, 2011, our nonperforming assets totaled $9.2 million, or 2.8% of total assets, compared to $9.9 million, or 3.0% of total assets at December 31, 2010.  This $693,000, or 7.0% decrease is the result of increased credit administration efforts, which was offset by $488,000 increase in OREO and other repossessed assets acquired during the quarter.  Net charge-offs decreased $138,000, or 14.0%, to $846,000 from $984,000 in the fourth quarter of 2010.

The table below sets forth the amounts and categories of non-performing assets in our loan portfolio at the dates indicated.

	Non-performing Assets,
	March 31, 2011	December 31, 2010	Amount Change	Percent Change
	(Dollar amounts in thousands)
Nonaccruing loans	$2,189	$2,898	$(709)	-24.5%
Accruing loans 90 days or more delinquent	--	--	--	--
Restructured loans	3,924	4,396	(472)	-10.7%
Foreclosed and repossessed assets	3,113	2,625	488	18.6%
Nonperforming investments	--	--	--	--
Total	$9,226	$9,919	$(693)	-7.0%

Non-performing loans to total loans decreased to 2.1% of gross loans at March 31, 2011, from 2.4% at the end of 2010.  This decrease reflects lower levels of restructured loans and lower nonaccruing loans.  Our largest non-performing assets at March 31, 2011, consisted of an $860,000 commercial development loan secured by a mobile home park, a $427,000 commercial real estate loan secured by a commercial building and a $333,000 mortgage loan secured by a single family residence.  We do not expect any material losses on these nonperforming assets in 2011.  We had no other non-performing loans in excess of $310,000 at March 31, 2011.

Foreclosed and repossessed assets increased during the quarter, from $2.6 million at the end of 2010 to $3.1 million at March 31, 2011, primarily due to depressed economic conditions in our market.  During the quarter ended March 31, 2011, we repossessed six personal residences and four repossessed assets, including manufactured homes and automobiles, and we sold or released interest in three personal residences and one other repossessed assets at an aggregate loss of $139,000.

In addition to the non-performing assets set forth in the table above, as of March 31, 2011, there was an aggregate of $5.1 million in loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the abilities of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.  Due to current economic conditions, we have seen a $679,000 increase in the amount of these loans since the end of 2010.

Allowance for Loan Losses.  The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of the evaluation in accordance with generally accepted accounting principles in the United States.  It is our estimate of probable incurred credit losses in our loan portfolio.

Our methodology for analyzing the allowance for loan losses consists of specific and general components.  We stratify the loan portfolio into homogeneous groups of loans that possess similar loss-potential characteristics and apply an appropriate loss ratio to the homogeneous pools of loans to estimate the incurred losses in the loan portfolio.  The amount of loan losses incurred in our consumer portfolio is estimated by using historical loss ratios for major loan collateral types adjusted for current factors.  The historical loss experience is generally defined as an average percentage of net loan losses to loans outstanding.  A separate valuation of known losses for individual classified large-balance, non-homogeneous loans is also conducted.  The allowance for loan losses on individually analyzed loans includes commercial business loans and one- to four-family and commercial real estate loans, where management has concerns about the borrower’s ability to repay.  Loss estimates include the difference between the current fair value of the collateral and the loan amount due.

Our allowance for loan losses at March 31, 2011, was $4.4 million, or 1.49% of gross loans receivable, compared to $4.4 million, or 1.48% of net loans receivable at December 31, 2010.  This reflects the $825,000 provision for loan losses established during the quarter, as a result of increases in our commercial loan portfolios over the three months and an evaluation of declining housing and other market conditions in our market area, and the $845,000 in net charge-offs on non-performing loans during the quarter.

The following table shows the adjustments in our allowance during the first quarter of 2011 as compared to the first quarter of 2010:

	At and for the Period Ended March 31,
	2011	2010
	(Dollar amounts in thousands)
Balance at beginning of period	$4,436	$3,468
Charge-offs	(875)	(891)
Recoveries:	30	22
Net charge-offs	(845)	(869)
Provisions charged to operations	825	1,425
Balance at end of period	$4,416	$4,024

Ratio of net charge-offs during the period to average loans outstanding during the period	1.14%	1.04%

Allowance as a percentage of non- performing loans	72.2%	30.1%

Allowance as a percentage of total loans (end of period)	1.49%	1.35%

During the quarter ended March 31, 2011, specific loan loss reserves decreased $350,000, while general loan loss reserves have increased $742,000.  Net charge-offs for the 2011 quarter were $845,000, or 1.1% of average loans on an annualized basis, compared to $869,000, or 1.0% of average loans for 2010 quarter.  The decrease was primarily due to decreased charge-offs on one-to-four family mortgages and home equity loans, and consumer loans.

As of March 31, 2011, the allowance for loan losses as a percentage of loans receivable and non-performing loans was 1.49% and 72.2%, respectively, compared to 1.35% and 30.1%, respectively, at March 31, 2010.  Allowance for loan losses as a percentage of loans receivable increased during the 2011 quarter due to the $825,000 of provision expense and a decline in number of loans specifically reserved for and decline in overall loans receivable.    Allowance for loan losses as a percentage of non-performing loans increased during the 2011 quarter due to a decrease in non-performing loans of $1.2 million and a $392,000 increase in the allowance.

Deposits.  Total deposits decreased by $4.8 million, or 1.7%, to $273.7 million at March 31, 2011, from $278.5 million at December 31, 2010.  During the first quarter of 2011, we experienced a $3.9 million decrease in interest-bearing demand accounts and a $883,000 decrease in noninterest-bearing demand accounts.

A summary of deposit accounts with the corresponding weighted average cost of funds is presented below (in thousands).

	As of March 31, 2011		As of December 31, 2010
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
	(Dollar amounts in thousands)
Checking (noninterest)	$22,132	0.00%	$22,148	0.00%
NOW (interest)	22,567	0.10%	22,186	0.14%
Savings	21,829	0.10%	21,598	0.18%
Money Market	80,911	0.53%	77,257	0.69%
Escrow	4,055	0.00%	4,922	0.00%
Certificates	122,239	1.69%	130,383	2.30%
Total	$273,733	0.94%	$278,494	1.29%

Borrowings.  Federal Home Loan Bank advances decreased $2.9 million, or 11.5%, to $22.0 million at March 31, 2011, with a weighted-average yield of  1.94% from $24.8 million at December 31, 2010, with a weighted-average yield of 2.52%.  We continue to rely on Federal Home Loan Bank advances to fund interest earning asset growth when deposit growth is insufficient to fund such growth.  This reliance on borrowings, rather than deposits, may increase our overall cost of funds.  We decreased reliance on these borrowings during the first quarter of 2011, because even with our decreases in total deposits during the quarter, we had adequate funds to meet our cash needs for loan originations and expenses.

Equity.  Total equity increased $772,000, or 2.9%, to $27.7 million at March 31, 2011, from $26.9 million at December 31, 2010.  This reflects $496,000 in net income for the first quarter, net of tax, as decreases in accumulated other comprehensive losses of $242,000 and an increase in paid in capital of $33,000.

Comparison of Results of Operation for the Year Ended March 31, 2011 and 2010

General. Net income increased $439,000 to $496,000 for the quarter ended March 31, 2011, compared to net income of $57,000 for the quarter ended March 31, 2010.  The primary reason for this improvement was significant decreases in interest expense, the provision for loan losses and non-interest expense, which was partially offset by decreases in interest and non-interest income.

Interest Income.  Interest income decreased by $122,000, or 2.6%, to $4.6 million for the quarter ended March 31, 2011, from $4.8 million for the quarter ended March 31, 2010.  This decrease in interest income for the period reflects the decreased amount of average loans outstanding during the 2011 period and reduced investment balances and related interest income.

The weighted average yield on loans decreased from 6.3% for the quarter ended March 31, 2010, to 6.2% for the quarter ended March 31, 2011.  The decrease was primarily the result of the continued historically low rate environment throughout the year and competitive pricing pressures on loans to well-qualified borrowers.  The decrease in the weighted average yield on loans, however, was tempered by the increase in commercial loans, which typically have higher yields, as a percentage of the entire loan portfolio.  The weighted average yield on investments was 6.4% for the quarter ended March 31, 2011 compared to 5.5% for the same period during 2010, reflecting lower average balances of agency mortgage-backed securities, which produced a lower yield than the non-agency mortgage-backed securities that remained in our portfolio throughout the year.

Interest Expense.  Interest expense decreased $416,000, or 35.6%, to $752,000 for the quarter ended March 31, 2011, from $1.2 million for the quarter ended March 31, 2010.  This decrease reflects continuing lower interest rates paid on deposits and Federal Home Loan Bank advances and decreases in the average balances of deposits and borrowings during the 2011 period.  Our weighted average cost of interest-bearing liabilities was 1.0% for the quarter ended March 31, 2011, compared to 1.6% for the same period in 2010.

Interest paid on deposits decreased $372,000, or 36.5% to $648,000 for the quarter ended March 31, 2011, from $1.0 million for the quarter ended March 31, 2010.  This decrease resulted from a decrease in the weighted average cost of deposits and the $8.3 million decrease in the average balance of deposits outstanding during the 2011 period.  We experienced a 50 basis point decrease in the average rate paid on deposits during the quarter ended March 31, 2011 compared to the same period in 2010.  This decrease in average rates was a result of the repricing of matured certificate deposits that the Bank was able to retain at significantly lower rates as well as lower interest rates paid on existing savings, interest bearing checking and money market accounts and an emphasis by the Bank on attracting lower-cost product types such as savings, checking and money market accounts versus certificates of deposit.

Interest expense on borrowings decreased $44,000, or 29.7%, to $104,000 for the quarter ended March 31, 2011 from $148,000 for the quarter ended March 31, 2010.  The decrease resulted from a decrease of 73 basis points in our cost of borrowings from 2.67% in the 2010 period to 1.94% in the 2011 period and a $827,000, or 3.7% decrease in our average balance of outstanding borrowings at the Federal Home Loan Bank.

Net Interest Income.  Net interest income increased $294,000, or 8.2% to $3.9 million for the quarter ended March 31, 2011, from $3.6 million for the quarter ended March 31, 2010.  The increase in net interest income for the 2011 period primarily resulted from the lower rates on lower average balances of deposits and borrowings.  Our net interest margin was 5.18% for the quarter ended March 31, 2011, compared to 4.13% for the quarter ended March 31, 2010.

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

A provision of $825,000 was made during the quarter ended March 31, 2011, compared to provision of $1.4 million during the quarter ended March 31, 2010.  The lower provision was primarily attributable to the improving performance of our loan portfolio and some improvement in market conditions nationally and in our market area.  The Company believes that elevated levels of nonperforming assets and charge-offs will continue until the housing market, unemployment, and general economic market conditions begin to show an extended period of recovery.

At March 31, 2010, the annualized percentage of net charge-offs to average loans increased 10 basis points to 1.14% from 1.04% at March 31, 2010.  The ratio of non-performing loans to total loans decreased from 4.50% at March 31, 2010 to 2.06% at March 31, 2011.  See “- Comparison of Financial Condition at March 31, 2011 and March 31, 2010 -- Delinquencies and Non-Performing Assets” for more information on non-performing loans during the first quarter of 2011.

Noninterest Income.  Noninterest income decreased $505,000, or 42.7%, to $679,000 during the first quarter of 2011, compared to $1.2 million during the quarter ended 2010 as reflected below:

	Quarter Ended March 31,		Amount	Percent
	2011	2010	Change	Change
	(Dollar amounts in thousands)
Service charges fee income	$522	$528	$(6)	-1.1%
Earnings on cash surrender value of bank owned life insurance	62	66	(4)	-6.1%
Mortgage servicing income	135	165	(30)	-18.2%
Fair value adjustment on mortgage servicing rights	(1)	285	(286)	-100.4%
Gain (loss) on sale of securities	(34)	75	(109)	-145.3%
Other-than-temporary impairment losses	(39)	---	(39)	n/a
Gain on sale of loans	34	64	(30)	-46.9%

Mortgage servicing income decreased as the result of an acceleration of the amortization of acquired and capitalized mortgage servicing rights due to a higher than anticipated level of loan payoffs during the year.  The fair value adjustment on mortgage servicing rights was also impacted by the low rate environment, which led to faster prepayment speeds, which directly impacted the market value.  Other-than-temporary impairment losses were higher in the 2011 quarter as the result of an other-than-temporary impairment one non-agency mortgage backed security during the period.  The reduction in the gain on sale of loans is a result of changes in the interest rate environment for residential mortgages as well as lower consumer demand, particularly for refinancing.  The loss on sale of securities was the result of the sale of two non-agency securities that were sold during the quarter.

Noninterest Expense.  As management increased efforts to control expenses in 2010, non-interest expense decreased $278,000, or 8.4%, to $3.0 million during the quarter ended March 31, 2011, compared to $3.3 million during 2010, as reflected below:

	Quarter Ended March 31,		Amount	Percent
	2011	2010	Change	Change
Salaries and benefits	$1,466	$1,617	$(151)	-9.3%
Operations	668	834	(166)	-19.9%
Regulatory assessments	225	231	(6)	-2.6%
Occupancy	294	381	(87)	-22.8%
Data processing	239	200	39	19.5%
Net loss on sale of OREO and repossessed assets	139	48	91	189.6%

Salaries and benefits decreased in the 2011 period as a result of the reduction in force implemented in 2010, which reduced the number of employees at the beginning of 2011 by 17 from the level at the beginning of 2010.  Operations and occupancy expense decreased during the 2011 period as the result the closing of our East Marginal Way branch in South Seattle and of lower collection expense in the 2011 quarter compared to the 2010 quarter due to a lower volume of new delinquencies and management efforts to reduce expenses in this area.  In addition, the Company had lower legal, professional and marketing expense during the 2011 period.  Data processing expenses were higher in the 2011 period due to several technology initiatives launched in 2011 to enhance our offerings in online and mobile banking.  We experienced an increase in net losses on the sale of repossessed assets as a result of continuing market value declines and more aggressive pricing of our repossessed assets in order to meet market expectations.

Income Tax Expense.   For the quarter ended March 31, 2011, we had an income tax expense of $222,000 on our pre-tax income of $718,000 as compared to income tax benefit of $7,000 on pre-tax income of $50,000 for the quarter ended March 31, 2010.  The effective tax rates for March 31, 2011 and March 31, 2010 were 31.0% and -14.2%, respectively.

Liquidity

The Management Discussion and Analysis in Item 7 of the Company’s Form 10-K Annual Report filed with the SEC on March 31, 2011 contains an overview of the Company’s and the Bank’s liquidity management, sources of liquidity and cash flows.  This discussion updates that disclosure for the first quarter of 2011.

At March 31, 2011, the Bank had $9.4 million in cash and investment securities available for sale and $79,000 in loans held for sale generally available for its cash needs.  It also had the ability to borrow an additional $92.4 million in Federal Home Loan Bank advances, $24.8 million through the Federal Reserve’s Discount Window and $2.0 million through Pacific Coast Banker’s Bank.  The Bank uses these sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At March 31, 2011, the approved outstanding loan commitments, including unused lines and letters of credit, amounted to $33.2 million.  Certificates of deposit scheduled to mature in one year or less at March 31, 2011, totaled $60.9 million, and based on our competitive pricing, we believe that a majority of maturing deposits will remain with the Bank.

As a separate legal entity from the Bank, the Company must provide for its own liquidity.  At March 31, 2011, the Company, on an unconsolidated basis, had $518,000 in cash, interest-bearing deposits and liquid investments generally available for its cash needs.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations.  Further, management is not aware of any current recommendations by regulatory agencies which, if they were to be implemented, would have this effect.

Off-Balance Sheet Activities

In the normal course of operations, the Company engages in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  During the quarter ended March 31, 2011, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

A summary of our off-balance sheet loan commitments at March 31, 2011, is as follows (in thousands):

Off-balance sheet loan commitments
(in thousands)
Commitments to extend credit	$1,557
Undisbursed nonrevolving lines of credit	3,960
Undisbursed revolving lines of credit	27,430
Irrevocable letters of credit	275
Total loan commitments	$33,222

Capital

The Bank is subject to minimum capital requirements imposed by regulations of the OTS.  Based on its capital levels at March 31, 2011, the Bank exceeded these requirements as of that date and continues to exceed them as of the date of this Form 10-K Annual Report.  Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the OTS.  Based on capital levels at March 31, 2011, the Bank was considered to be well-capitalized.  The Bank has agreed in its MOU to reach as of March 31, 2011, and retain thereafter, 8% core capital and 12% total risk-based capital, which levels are greater than that required by OTS regulations or necessary for well-capitalized status.  As noted below, the Bank met these higher capital requirements as of March 31, 2011.  Management monitors the capital levels of the Bank to provide for current and future business opportunities, maintain “well-capitalized” status and maintain the required levels in the MOU.

The following table shows the capital ratios of the Bank at March 31, 2011.

	Actual		Minimum Capital Requirements				Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions			Minimum Required Under MOU by March 31, 2011
	Amount	Ratio	Amount		Ratio		Amount		Ratio	Amount		Ratio
	(Dollar amounts in thousands)
Tier 1 Capital to total adjusted assets(1)	$26,952	8.25%	$13,073	≥	4.0%		$16,341	≥	5.0%	$26,146	≥	8.0%
Tier 1 Capital to risk-weighted assets(2)	$26,952	10.87%	$ 9,915	≥	4.0%	(3)	$14,873	≥	6.0%	N/A		N/A
Total Capital to risk-weighted assets(2)	$30,050	12.12%	$19,830	≥	8.0%		$24,788	≥	10.0%	$29,745	≥	12.0%
________________________
(1)	Based on total adjusted assets of $326.8 million.
(2)	Based on risk-weighted assets of $247.9 million.
(3)	The Tier 1 risk-based capital requirement for a well-capitalized institution is 6% of risk-weighted assets.

Forward-Looking Statements

When used in this Form 10-Q, future filings with the SEC, Company press releases or other public or stockholder communications and oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “intends” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, including, among other things, (i) changes in economic conditions, either nationally or in the Company’s market areas; (ii) fluctuations in interest rates; (iii) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (iv) the possibility of other-than-temporary impairments of securities held in the Company’s securities portfolio; (v) the Company’s ability to access cost-effective funding; (vi) fluctuations in real estate values and both residential and commercial real estate market conditions; (vii) demand for loans and deposits in the Company’s market areas; (viii) expected cost savings, synergies and other benefits from the Company’s merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (ix) legislative or regulatory changes that adversely affect the Company’s business; (x) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xi) results of examinations of the Company and the Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to increase its allowance for loan losses or to write-down assets; (xii) costs and effects of litigation, including settlements and judgments; and (xiii) competition.  The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence or unanticipated events.

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company and is not required to provide this disclosure.

The Company provided information about market risk in Item 7A of its Form 10-K Annual Report filed with the SEC on March 31, 2011.  There have been no material changes in our market risk since our December 31, 2010 year end.

Item 4    Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act") as of March 31, 2011, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the quarter ended March 31, 2011, that has materially affected, or is likely to materially affect our internal control over financial reporting.

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

SOUND FINANICAL, INC.

May 16, 2011	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President and Chief Executive Officer

May 16, 2011	By:	/s/ Matthew P. Deines
Matthew P. Deines
Executive Vice President
Chief Financial Officer
Principal Financial and Accounting Officer

Exhibit Index

31.1	Rule 13a–14(a) Certification of Chief Executive Officer	31.1
31.2	Rule 13a–14(a) Certification of Chief Financial Officer, Principal Financial and Accounting Principal	31.2
32	Section 1350 Certification	32