Form 10-Q
period 2011-06-30
Sound Financial, Inc.
filed 2011-08-15
CIK 1410087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
March 31,2011
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [   ]    NO [ X ]

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date:

As of August 12, 2011, there were 2,954,295 shares of the registrant’s common stock outstanding.

SOUND FINANCIAL, INC.
FORM 10-Q

PART I                      FINANCIAL INFORMATION

Item 1                      Financial Statements

SOUND FINANCIAL, INC AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(unaudited)
	JUNE 30,	DECEMBER 31,
	2011	2010
ASSETS
Cash and cash equivalents	$14,934	$9,092
Available-for-sale securities (AFS), at fair value	3,331	4,541
Federal Home Loan Bank stock, at cost	2,444	2,444
Loans held for sale	392	902
Loans	298,577	299,246
Less allowance for loan losses	(4,363)	(4,436)
Total loans, net	294,214	294,810

Accrued interest receivable	1,239	1,280
Premises and equipment, net	2,398	3,295
Bank-owned life insurance, net	6,857	6,729
Mortgage servicing rights, at fair value	3,273	3,200
Other real estate owned and repossessed assets, net	3,498	2,625
Other assets	4,893	5,721
Total assets	$337,473	$334,639

LIABILITIES
Deposits
Interest-bearing	$258,622	$251,424
Noninterest-bearing demand	29,013	27,070
Total deposits	287,635	278,494

Borrowings	18,828	24,849
Accrued interest payable	75	121
Other liabilities	2,781	4,020
Advance payments from borrowers for taxes and insurance	177	252
Total liabilities	309,496	307,736
COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none outstanding	-	-
Common stock, $0.01 par value, 24,000,000 shares authorized, 2,954,295 issued and outstanding as of June 30, 2011 and December 31, 2010	30	30
Additional paid-in capital	11,874	11,808
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(809)	(809)
Retained earnings	17,495	16,545
Accumulated other comprehensive loss, net of tax	(613)	(671)
Total stockholders’ equity	27,977	26,903
Total liabilities and stockholders’ equity	$337,473	$334,639

                                  See notes to condensed consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
                       Condensed Consolidated Statements of Income
                      (Dollars in thousands, except per share amounts)
                   (Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2011	2010	2011	2010
INTEREST INCOME
Loans, including fees	$4,645	$4,784	$9,232	$9,377
Interest and dividends on investments,
cash and cash equivalents	56	140	118	318

Total interest income	4,701	4,924	9,350	9,695

INTEREST EXPENSE
Deposits	618	983	1,266	2,003
FHLB advances and other borrowings	65	169	169	318

Total interest expense	683	1,152	1,435	2,321

NET INTEREST INCOME	4,018	3,772	7,915	7,374

PROVISION FOR LOAN LOSSES	1,225	775	2,050	2,200

NET INTEREST INCOME
AFTER PROVISION FOR LOAN LOSSES	2,793	2,997	5,865	5,174

NONINTEREST INCOME
Service charges and fee income	476	549	999	1,078
Earnings on cash surrender value
of bank-owned life insurance	66	68	128	134
Mortgage servicing income	123	153	207	318
Fair value adjustment on mortgage servicing rights	208	(210)	257	75
Gain (loss) on sale of securities	-	(11)	(34)	64
Other-than-temporary impairment losses on securities	-	(51)	(39)	(51)
Loss on sale of fixed assets	(80)	-	(80)	-
Gain on sale of loans	102	58	137	122

Total noninterest income	895	556	1,575	1,740

NONINTEREST EXPENSE
Salaries and benefits	1,287	1,544	2,753	3,162
Operations	598	768	1,266	1,575
Regulatory assessments	125	208	351	438
Occupancy	253	308	548	689
Data processing	228	261	467	461
Losses and expenses on other real estate owned and repossessed assets	545	86	684	161

Total noninterest expense	3,036	3,175	6,069	6,486

INCOME BEFORE PROVISION FOR INCOME TAXES	652	378	1,371	428

PROVISION FOR INCOME TAXES	198	100	421	93

NET INCOME	$454	$278	$950	$335

BASIC EARNINGS PER SHARE	$0.16	$0.10	$0.33	$0.11
DILUTED EARNINGS PER SHARE	$0.16	$0.10	$0.33	$0.11

See notes to condensed consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Stockholders’ Equity
For the Six Months Ended June 30, 2011
(Dollars in thousands)
 (unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
	(in thousands)
BALANCE, December 31, 2010	2,954	$30	$11,808	$(809)	$16,545	$(671)	$26,903

Other comprehensive income:

Net income		-	-	-	950		950

Net unrealized gain in fair value of available for sale securities, net of tax of $30		-	-	-	-	58	58

Total comprehensive income							1,008

Compensation related to stock options and restricted stock		-	66	-	-	-	66

BALANCE, June 30, 2011	2,954	$30	$11,874	$(809)	$17,495	$(613)	$27,977

See notes to condensed consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
 (unaudited)

	SIX MONTHS ENDED JUNE 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$950	$335
Adjustments to reconcile net income to net cash from operating activities
Accretion of net premium on investments	-	(231)
Loss (gain) on sale of available for sale securities	34	(64)
Other-than-temporary impairment on available for sale securities	39	51
Provision for loan losses	2,050	2,200
Depreciation and amortization	196	267
Compensation expense related to stock options and restricted stock	66	66
Fair value adjustment on mortgage servicing rights	(257)	(88)
Additions to mortgage servicing rights	(216)	(214)
Amortization of mortgage servicing rights	399	336
Increase in cash surrender value of bank owned life insurance	(128)	(134)
Proceeds from sale of loans	22,841	21,400
Originations of loans held for sale	(22,194)	(19,516)
Loss on sale of other real estate owned and repossessed assets	475	89
Gain on sale of loans	(137)	(122)
(Decrease) increase in operating assets and liabilities
Accrued interest receivable	41	(1)
Other assets	759	(649)
Accrued interest payable	(45)	(18)
Other liabilities	(1,241)	(1,416)

Net cash provided by from operating activities	3,632	2,291

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from principal payments, maturities and sales of available for sale securities	1,263	11,459
Purchase of available for sale investments	-	(5,832)
Net increase in loans	(4,246)	(22,495)
Improvements to OREO and other repossessed assets	(30)	-
Proceeds from sale of OREO and other repossessed assets	1,474	649
Sales (purchases) of premises and equipment	702	(181)

Net cash used by investing activities	(837)	(16,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	9,142	(2,225)
Proceeds from borrowings	51,700	38,900
Repayment of borrowings	(57,721)	(32,283)
Cash dividends paid	-	(27)
Net change in advances from borrowers for taxes and insurance	(74)	(69)

Net cash provided by financing activities	3,047	4,296

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,842	(9,813)

CASH AND CASH EQUIVALENTS, beginning of period	9,092	15,679

CASH AND CASH EQUIVALENTS, end of period	$14,934	$5,866

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$1,125	$330
Interest paid on deposits and borrowings	$1,480	$2,339
Net transfer of loans to other real estate owned	$2,791	$1,184
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

Note 2 – Accounting Pronouncements Recently Issued or Adopted

In January 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  This ASU temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The guidance is effective for interim and annual periods ending after September 15, 2011. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring . The update provides additional guidance relating to when creditors should classify loan modifications as troubled debt restructurings. The ASU also ends the deferral issued in January 2010 of the disclosures about troubled debt restructurings required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 and the disclosure requirements of ASU No. 2010-20 are effective for the periods beginning on or after June 15, 2011. The guidance applies retrospectively to restructurings occurring on or after January 1, 2011. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. The update amends existing guidance to remove from the assessment of effective control, the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and, as well, the collateral maintenance implementation guidance related to that criterion. ASU No. 2011-03 is effective for the Company’s reporting period beginning on or after December 15, 2011. The guidance applies prospectively to transactions or modification of existing transactions that occur on or after the effective date and early adoption is not permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs . The update amends existing guidance regarding the highest and best use and valuation premise by clarifying these concepts are only applicable to measuring the fair value of nonfinancial assets.  The Update also clarifies that the fair value measurement of financial assets and financial liabilities which have offsetting market risks or counterparty credit risks that are managed on a portfolio basis, when several criteria are met, can be measured at the net risk position. Additional disclosures about Level 3 fair value measurements are required including a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation process in place, and discussion of the sensitivity of fair value changes in unobservable inputs and interrelationships about those inputs as well as disclosure of the level of the fair value of items that are not measured at fair value in the financial statements but disclosure of fair value is required. The provisions of ASU No. 2011-04 are effective for the Company’s reporting period beginning after December 15, 2011 and should be applied prospectively. The Company is currently evaluating the impact of this ASU and does not expect it to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The update amends current guidance to allow a company the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions do not change the items that must be reported in other comprehensive income or when an item of other comprehensive must to reclassified to net income. The amendments do not change the option for a company to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense (benefit) related to the total of other comprehensive income items. The amendments do not affect how earnings per share is calculated or presented.  The provisions of ASU No. 2011-05 are effective for the Company’s reporting periods beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted and there are no required transition disclosures.  The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3 – Investments

The amortized cost and fair value of our AFS securities and the corresponding amounts of gross unrealized gains and losses were as follows:

		Gross Unrealized
	Amortized Cost	Gains		Losses 1 Year or Less	Losses Greater Than 1 Year	Estimated Fair Value

June 30, 2011	(in thousands)
Agency mortgage-backed securities	$53	$8		$-	$-	$61
Non-agency mortgage-backed securities	4,206	-		-	(936)	3,270
Total	$4,259	$8		$-	$(936)	$3,331

December 31, 2010	(in thousands)
Agency mortgage-backed securities	$54		$	$-	$-	$61
Non-agency mortgage-backed securities	5,543	2		-	(1,065)	4,480
Total	$5,597	$9		$-	$(1,065)	$4,541

The amortized cost and fair value of mortgage-backed securities by contractual maturity, at June 30, 2011, are shown below.  Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2011
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	-	-
Due after ten years	4,259	3,331
	$4,259	$3,331

Securities with a carrying value of $61,000 at June 30, 2011 were pledged to secure Washington State Public Funds.  Additionally, the Company has letters of credit with a notional amount of $22.5 million to secure public deposits.

Sales of available for sale securities were as follows:

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Proceeds	$1,118	$10,603
Gross gains	3	90
Gross losses	(37)	(26)

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the aggregate fair value and gross unrealized loss by length of time those investments have been continuously in an unrealized loss position:
	June 30, 2011
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2011	(in thousands)
Non-agency mortgage-backed securities	$-	$-	$3,270	$(936)	$3,270	$(936)
Total	$-	$-	$3,270	$(936)	$3,270	$(936)

	December 31, 2010
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2010	(in thousands)
Non-agency mortgage-backed securities	$-	$-	$4,480	$(1,065)	$4,480	$(1,065)
Total	$-	$-	$4,480	$(1,065)	$4,480	$(1,065)

The following table presents the cumulative roll forward of credit losses recognized in earnings relating to the Company’s non-U.S. agency mortgage backed securities:

	Six Months Ended
	June 30,
	2011	2010
	(in thousands)
Estimated credit losses, beginning balance	$160	$61
Additions for credit losses not previously recognized	39	51
Reduction for increases in cash flows	-	-
Reduction for realized losses	-	-
Estimated losses, ending balance	$199	$112

While management does not intend to sell the non-agency mortgage backed securities, and it is unlikely that the Company will be required to sell these securities before recovery of its amortized cost basis, management’s impairment evaluation indicates that certain securities possess qualitative and quantitative factors that suggest OTTI. These factors include, but are not limited to: the length of time and extent of the fair value declines, ratings agency down grades, the potential for an increased level of actual defaults, and the extension in duration of the securities. In addition to the qualitative factors, management’s evaluation includes an assessment of quantitative evidence that involves the use of cash flow modeling and present value calculations as determined by considering the applicable OTTI accounting guidance. The Company compares the present value of the current estimated cash flows to the present value of the previously estimated cash flows. Accordingly, if the present value of the current estimated cash flows is less than the present value of the previous period’s present value, an adverse change is considered to exist and the security is considered OTTI. The associated “credit loss” is the amount by which the security’s amortized cost exceeds the present value of the current estimated cash flows. Based upon the results of the cash flow modeling as of June 30, 2011, one security reflected OTTI during the six month period. Estimating the expected cash flows and determining the present values of the cash flows involves the use of a variety of assumptions and complex modeling. In developing its assumptions, the Company considers all available information relevant to the collectability of the applicable security, including information about past events, current conditions, and reasonable and supportable forecasts. Furthermore, the Company asserts that the cash flows used in the determination of OTTI are its “best estimate” of cash flows.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The Company engages a third party to perform the cash flow model. The model includes each individual non-agency mortgage backed securities’ structural features. The modeled cash flows are discounted and they incorporate additional projected defaults based upon risk analysis of the financial condition and performance. Utilizing the quantitative change in the net present value of the cash flows compared to the amortized cost of the security, the Company recognized additional credit losses of $39,000 in non-cash pre-tax impairment charges for the six months ended June 30, 2011. Cumulative at June 30, 2011, the Company has recognized a total of $199,000 of OTTI on three of the five non-agency mortgage backed securities.

Note 4 – Loans

The composition of the loan portfolio, excluding loans held for sale, was as follows:

	June 30, 2011	December 31, 2010
One-to-four family loans	(in thousands)
First mortgages	$99,519	$107,600
Home equity	44,622	44,829
	144,141	152,429
Commercial loans
Commercial real estate	70,007	69,531
Multifamily residential	38,183	30,887
Business term loans and lines of credit	15,661	14,678
	123,851	115,096
Consumer loans
Manufactured housing	19,427	20,043
Auto and other consumer	11,525	12,109
	30,952	32,152

Total loans	298,944	299,677

Deferred loan origination fees	(367)	(431)
Allowance for loan losses	(4,363)	(4,436)
Total loans, net	$294,214	$294,810

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following is an analysis of the change in the allowance for loan losses:
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance, beginning of period	$4,416	$4,024	$4,436	$3,468
Provision for loan losses	1,225	775	2,050	2,200
Recoveries	47	20	77	42
Charge-offs	(1,325)	(820)	(2,124)	(1,711)
Balance, end of period	$4,363	$3,999	$4,363	$3,999

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2011:

	One- to four- family first mortgage(1)	One- to four- family home equity	Commercial real estate(2)	Commercial business	Multifamily residential	Manufactured housing	Auto and other consumer	Serviced(3)	Unallocated	Total
	(In thousands)
Allowance for loan losses:

Ending balance:	$827	$1,605	$1,213	$172	$-	$273	$208	$65	$-	$4,363

Ending balance: individually evaluated for impairment	360	301	601	107	-	16	13	-	-	1,398

Ending balance: collectively evaluated for impairment	467	1,304	612	65	-	257	195	65	-	2,965

Ending balance	99,519	44,622	70,007	15,661	38,183	19,427	11,525	-	-	298,944

Ending balance: individually evaluated for impairment	3,959	943	2,363	231	-	197	71	-	-	7,764

Ending balance: collectively evaluated for impairment	95,560	43,679	67,644	15,430	38,183	19,230	11,454	-	-	291,180

Ending balance: loans acquired with deteriorated credit quality	-		-	-	-	-	-	-	-	-

(1) One- to four- family mortgages includes approximately $9.3 million of residential land and construction loans.

(2) Commercial real estate includes approximately $3.6 million of commercial construction and development loans.

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

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010:

	One-to- four family first mortgage	One-to-four family home equity	Commercial real estate	Commercial business	Multifamily residential	Manufactured housing	Auto and other consumer	Serviced(1)	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Ending balance	$ 705	$ 1,683	$ 664	$ 163	$ -	$ 294	$ 309	$ 65	$ 554	$ 4,436

Ending balance: individually evaluated for impairment	300	712	39	1	-	59	6	-	-	1,117

Ending balance: collectively evaluated for impairment	405	970	625	161	-	235	304	65	554	3,319

Ending balance: loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	-	-	-

Loans receivable:
Ending balance	107,600	44,829	69,531	14,678	30,887	20,043	12,109	-	-	299,677

Ending balance: individually evaluated for impairment	6,677	1,894	2,782	222	-	118	38	-	-	11,731

Ending balance: collectively evaluated for impairment	100,923	42,935	66,749	14,456	30,887	19,925	12,071	-	-	287,946

Ending balance: loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	-	-	-

(1) Allowance established in 2010 for Fannie Mae serviced loans that we may be contractually obligated to repurchase

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

    The following table summarizes the activity in loan losses for the three months ended June 30, 2011:

	Beginning				Ending
	Allowance	Charge-offs	Recoveries	Provision	Allowance
	(In thousands)
One- to four- family first mortgage	$863	$(290)	$-	$254	$827
One- to four- family home equity	1,405	(360)	-	560	1,605
Commercial real estate	1,300	(434)	18	329	1,213
Commercial business	209	(9)	-	(28)	172
Multifamily residential	-	-	-	-	-
Manufactured housing	287	(100)	-	86	273
Auto and other consumer	197	(132)	29	114	208
Serviced	65	-	-	-	65
Unallocated	90	-	-	(90)	-
	$4,416	$(1,325)	$47	$1,225	$4,363

    The following table summarizes the activity in loan losses for the six months ended June 30, 2011:

	Beginning				Ending
	Allowance	Charge-offs	Recoveries	Provision	Allowance
	(In thousands)
One- to four- family first mortgage	$909	$(533)	12	$439	$827
One- to four- family home equity	1,480	(792)	6	911	1,605
Commercial real estate	664	(504)	18	1,035	1,213
Commercial business	163	(8)	1	16	172
Multifamily residential	-	-	-	-	-
Manufactured housing	294	(201)	-	180	273
Auto and other consumer	309	(162)	40	21	208
Serviced	65	-	-	-	65
Unallocated	552	-	-	(552)	-
	$4,436	$(2,200)	$77	$2,050	$4,363

Credit Quality Indicators.  Federal regulations provide for the classification of lower quality loans and other assets, such as debt and equity securities, as substandard, doubtful or loss.  An asset is considered substandard if it is inadequately protected by the current net worth and pay capacity of the borrower or of any collateral pledged.  Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all the weaknesses of currently existing facts, conditions and values.  Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without establishment of a specific loss reserve is not warranted.  The bank’s unallocated portion of the Allowance for Loan losses decreased during the three and six months periods ended June 30, 2011 as a result of an enhancement in the evaluation of qualitative factors.  Qualitative factors are now assigned by loan category as opposed to at December 31, 2010 when qualitative factors were assigned in an unallocated pool.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements

When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent to address the risk specifically or we may allow the loss to be addressed in the general allowance.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets.  When an insured institution classifies problem assets as a loss, it is required to charge off such assets in the period in which they are deemed uncollectible.  Assets that do not currently expose us to sufficient risk to warrant classification as substandard or doubtful but possess identified weaknesses are required to be classified as either watch or special mention assets.  Our determination of the classification of our assets and the amount of our valuation allowances is subject to review by the Office of the Comptroller of the Currency (“OCC”), which can order the establishment of additional loss allowances.

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

The following table represents the internally assigned grades as of June 30, 2011 by type of loan:

	One- to four- family first mortgages	One- to four- family home equity	Commercial Real Estate	Commercial Business	Multifamily residential	Manufactured housing	Auto and other consumer	Total
(in thousands)
Grade:
Pass	$80,865	$40,255	$60,339	$12,364	$37,304	$17,435	$10,269	$258,831
Watch	15,178	3,366	7,388	3,178	879	1,678	1,204	32,871
Special Mention	1,626	543	181	13	-	117	24	2,504
Substandard	1,850	458	2,099	106	-	197	28	4,738
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Total	$99,519	$44,622	$70,007	$15,661	$38,183	$19,427	$11,525	$298,944

The following table represents the internally assigned grades as of December 31, 2010 by type of loan:

	One-to-four family first mortgages	One-to-four family home equity	Commercial Real Estate	Commercial Business	Multifamily residential	Manufactured housing	Auto and other consumer	Total
(in thousands)
Grade:
Pass	$101,087	$43,015	$66,749	$14,456	$30,887	$19,925	$12,071	$288,190
Watch	2,749	447	-	-	-	-	-	3,196
Special Mention	326	124	676	167	-	-	5	1,298
Substandard	3,438	1,243	2,106	55	-	118	33	6,993
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
					-
Total	$107,600	$44,829	$69,531	$14,678	$30,887	$20,043	$12,119	$299,677

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements

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

The following table presents the recorded investment in nonaccrual loans as of June 30, 2011 by type of loan:

Balance
(in thousands)

One- to four- family first mortgage	$1,581
One- to four- home equity	300
Commercial business	55
Manufactured housing	71
Total	$2,007

The following table presents the recorded investment in nonaccrual loans as of December 31, 2010 by type of loan:

Balance
(in thousands)

One- to four- family first mortgage	$2,506
One- to four- family home equity	392
Total	$2,898

Nonperforming Loans.  Loans are considered nonperforming when they are placed on nonaccrual and/or when they are considered to be troubled debt restructurings.

The following table represents the credit risk profile based on payment activity as of June 30, 2011 by type of loan:

	One- to four- family first mortgages	One- to four- family home equity	Commercial real estate	Commercial business	Multifamily residential	Manufactured housing	Auto and other consumer	Total
	(in thousands)

Performing	$96,498	$44,091	$68,410	$15,481	$38,183	$19,356	$11,480	$293,499
Nonperforming	3,021	531	1,597	180	-	71	45	5,445

Total	$99,519	$44,622	$70,007	$15,661	$38,183	$19,427	$11,525	$298,944

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements

The following table represents the credit risk profile based on payment activity as of December 31, 2010 by type of loan:

	One-to-four family first mortgages	One-to-four family home equity	Commercial real estate	Commercial business	Multifamily residential	Manufactured housing	Auto and other consumer	Total
	(in thousands)
Performing	$105,094	$44,437	$69,531	$14,678	$30,887	$20,043	$12,109	$296,779
Nonperforming	2,506	392	-	-	-	-	-	2,898

Total	$107,600	$44,829	$69,531	$14,678	$30,887	$20,043	$12,109	$299,677

The following table represents the aging of the recorded investment in past due loans as of June 30, 2011 by type of loan:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Greater Than 90 Days Past Due and Still Accruing Interest	Total Past Due	Current	Total Loans
	(in thousands)
One- to four- family first mortgages	$2,886	$301	$879	$-	$4,066	$95,453	$99,519
One- to four- family home equity	947	405	300	-	1,652	42,970	44,622
Commercial real estate	801	-	-	-	801	69,206	70,007
Commercial business	48	-	55	-	103	15,558	15,661
Multifamily residential	-	-	-	-	-	38,183	38,183
Manufactured housing	273	181	71	-	525	18,902	19,427
Auto and other consumer	104	36	-	-	140	11,385	11,525

Total	$5,059	$923	$1,304	$-	$7,295	$291,657	$298,944

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements

    The following table represents the aging of the recorded investment in past due loans as of December 31, 2010 by type of loan:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Greater Than 90 Days Past Due and Still Accruing Interest	Total Past Due	Current	Total Loans
	(in thousands)
One-to-four family first mortgages	$434	$-	$2,506	$-	$2,940	$104,660	$107,600
One-to-four family home equity	154	67	392	-	613	44,216	44,829
Commercial real estate	-	367	-	-	367	69,164	69,531
Commercial business	-	-	-	-	-	14,678	14,678
Multifamily residential	-	-	-	-	-	30,887	30,887
Manufactured housing	45	73	-	-	118	19,925	20,043
Auto and other consumer	1	-	-	-	1	12,108	12,109

Total	$634	$507	$2,898	$-	$4,039	$295,638	$299,677

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

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements

The following table presents loans individually evaluated for impairment as of June 30, 2011 by type of loan:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	QTD Average Recorded Investment	YTD Average Recorded Investment	QTD Interest Income Recognized	YTD Interest Income Recognized
	(in thousands)
With no related allowance recorded:
One-to-four family first mortgages	$2,114	$2,114	$-	$2,081	$1,678	$16	$12
One-to-four family home equity	622	622	-	627	538	7	4
Commercial real estate	502	502	-	450	449	-	2
Commercial business	-	-	-	78	-	-	-
Multifamily residential	-	-	-	-	-	-	-
Manufactured housing	127	127	-	109	63	2	2
Auto and other consumer	45	45	-	66	48	-	-
Total	3,410	3,410	-	3,409	2,776	25	20

With an allowance recorded:
One-to-four family first mortgages	1,844	1,844	360	2,426	2,426	25	7
One-to-four family home equity	321	321	301	509	509	2	2
Commercial real estate	1,861	1,861	601	2,868	2,869	(1)	31
Commercial business	231	231	107	205	205	-	1
Multifamily residential	-	-	-	-	-	-	-
Manufactured housing	71	71	16	49	48	3	-
Auto and other consumer	26	26	13	41	40	-	1
Total	4,354	4,354	1,398	6,098	6,097	29	42

Totals:
One-to-four family first mortgages	3,959	3,959	360	4,507	4,104	41	19
One-to-four family home equity	943	943	301	1,135	1,047	9	6
Commercial real estate	2,363	2,363	601	3,318	3,318	(1)	33
Commercial Business	231	231	107	282	205	-	1
Multifamily residential	-	-	-	-	-	-	-
Manufactured Housing	197	197	16	158	111	5	2
Auto and other consumer	71	71	13	107	88	-	1
Total	$7,764	$7,764	$1,398	$9,507	$8,873	$54	$62

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements

The following table presents loans individually evaluated for impairment as of December 31, 2010 by type of loan:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(in thousands)
With no related allowance recorded:
One-to-four family first mortgages	$1,378	$1,378	$-
One-to-four family home equity	452	452	-
Commercial real estate	509	509	-
Commercial business	138	138	-
Multifamily residential	-	-	-
Manufactured housing	-	-	-
Auto and other consumer	23	23	-
Total	$2,500	$2,500	$-

With an allowance recorded:
One-to-four family first mortgages	$5,262	$5,427	$300
One-to-four family home equity	1,441	1,441	712
Commercial real estate	2,273	2,273	39
Commercial business	84	84	1
Multifamily residential	-	-	-
Manufactured housing	118	118	59
Auto and other consumer	15	15	6
Total	$9,193	$9,358	$1,117

Totals:
One-to-four family first mortgages	$6,410	$6,575	$300
One-to-four family home equity	1,893	1,893	712
Commercial real estate	2,782	2,782	39
Commercial Business	222	222	1
Multifamily residential	-	-	-
Manufactured Housing	118	118	59
Auto and other consumer	38	38	6
Total	$11,463	$11,628	$1,117

The average investment in impaired loans was $9.5 million and $13.4 million at June 30, 2011 and December 31, 2010, respectively.  Forgone interest on nonaccrual loans was $106,000 and $259,000 at June 30, 2011 and December 31, 2010, respectively.  There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual, TDR or impaired at June 30, 2011 or December 31, 2010.

A summary of troubled debt restructured loans is as follows:

	June 30	December 31,
	2011	2010
	(in thousands)
Troubled debt restructured loans still on accrual	3,438	4,396
Troubled debt restructured loans on nonaccrual	135	-
Troubled debt restructured loans included in impaired loans	3,573	4,396

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements

Note 5 – Fair Value Measurements

A description of the valuation methodologies used for certain financial assets and financial liabilities measured at fair value is as follows:

Mortgage Servicing Rights - The fair value of mortgage servicing rights is estimated using a discounted cash flow model based on market information from a third party. These assets are classified as Level 3.

AFS Securities – AFS securities are recorded at fair value based on quoted market prices, if available. If quoted market prices are not available, management utilizes third-party pricing services or broker quotations from dealers in the specific instruments. Level 1 securities include those traded on an active exchange, as well as U.S. government and its agencies securities. Level 2 securities include agency and non-agency mortgage-backed securities and certain collateralized mortgage obligations.

Loans Held for Sale - Residential mortgage loans held for sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. These loans are classified as Level 2 and are measured on a nonrecurring basis.  At June 30, 2011, loans held for sale were carried at cost.

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

The following table presents the balances of assets measured at fair value on a recurring basis at June 30, 2011:

	Fair Value at June 30, 2011
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Mortgage Servicing Rights	$3,273	$-	$-	$3,273
Agency Mortgage-backed Securities	61	-	61	-
Non-agency Mortgage-backed Securities	3,270	-	3,270	-

	Fair Value at December 31, 2010
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Mortgage Servicing Rights	$3,200	$-	$-	$3,200
Agency Mortgage-backed Securities	61	-	61	-
Non-agency Mortgage-backed Securities	4,480	-	4,480	-

For the six months ended June 30, 2011 there were no transfers between level 1 and level 2 or between level 2 and level 3.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
The following table presents the balance of assets measured at fair value on a nonrecurring basis and the total losses resulting from these fair value adjustments:
	Fair Value at June 30, 2011				Six Months Ended June 30, 2011

Description	Total	Level 1	Level 2	Level 3	Total Losses
	(in thousands)
Loans Held for Sale	$ 392	$ -	$ 392	$ -	$ -
OREO and Repossessed Assets	3,498	-	-	3,498	684
Impaired Loans	7,764	-	-	7,764	1,326

	Fair Value at December 31, 2010				Year Ended December 31, 2010

Description	Total	Level 1	Level 2	Level 3	Total Losses
	(in thousands)
Loans Held for Sale	$ 902	$ -	$ 902	$ -	$ -
OREO and Repossessed Assets	2,625	-	-	2,625	461
Impaired Loans	11,730	-	-	11,730	3,944

There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at June 30, 2011 or December 31, 2010.

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the six months ended June 30, 2011 and 2010:

Mortgage Servicing Rights

Beginning balance as of January 1, 2011	$3,200
Servicing rights that result from transfers of financial assets	216
Other changes in Fair Value	257
Net disposals of servicing rights	(399)
Transfers in and/or out of Level 3	-
Ending balance at June 30, 2011	$3,273

Mortgage Servicing Rights

Beginning balance at January 1, 2010	$3,327
Adoption of fair value option on mortgage servicing rights	39
Fair Value as of January 1, 2010	3,366
Servicing rights that result from transfers of financial assets	215
Other changes in Fair Value	75
Net disposals of servicing rights	(336)
Transfers in and/or out of Level 3	-
Ending balance at June 30, 2010	$3,320

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements

The estimated fair value of the Company’s financial instruments is summarized as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:	(in thousands)
Cash and cash equivalents	$ 14,934	$ 14,934	$ 9,092	$ 9,092
Available for sale securities	3,331	3,331	4,541	4,541
FHLB Stock	2,444	2,444	2,444	2,444
Loans held for sale	392	392	902	902
Loans, net	294,214	294,951	294,810	295,161
Accrued interest receivable	1,239	1,239	1,280	1,280
Bank-owned life insurance, net	6,857	6,857	6,729	6,729
Mortgage servicing rights	3,273	3,273	3,200	3,200

Financial liabilities:
Demand deposits	$ 163,011	$ 163,011	$ 148,111	$ 148,111
Time deposits	124,624	125,241	130,383	131,503
Borrowings	18,828	18,944	24,849	24,624
Accrued interest payable	75	75	121	121
Advance payments from
borrowers for taxes
and insurance	177	177	252	252

The following methods and assumptions were used to estimate fair value of each class of financial instruments listed above:

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

Loans Held for Sale - Residential mortgage loans held for sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. At June 30, 2011, loans held for sale were carried at cost, which approximates fair value.

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

Note 6 – Commitments and Contingencies

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

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements

Note 7 – Borrowings

The Company utilizes a loan agreement with the FHLB of Seattle. The terms of the agreement call for a blanket pledge of a portion of the Company’s mortgage and commercial real estate portfolio based on the outstanding balance. At June 30, 2011, the amount available to borrow under this agreement is approximately 35% of total assets, or up to $118.1 million, subject to the availability of eligible collateral. The Company had outstanding borrowings under this arrangement of $18.8 million and $24.8 million at June 30, 2011 and December 31, 2010, respectively.

The Company participates in the Federal Reserve Bank’s Borrower-in-Custody program, which gives the Company access to overnight borrowings from the discount window.  The terms of the program call for a pledge of specific assets.  The Company had unused borrowing capacity under this program of $24.3 million and $24.9 million at June 30, 2011 and December 31, 2010, respectively.  There were no outstanding borrowings at June 30, 2011 or December 31, 2010.

The Company has access to an unsecured line of credit from the Pacific Coast Banker’s Bank.  This line of credit is equal to $2.0 million as of June 30, 2011.  The line has a one-year term and is renewable annually.  There was no outstanding balance on this line of credit as of June 30, 2011 and December 31, 2010.

Note 8 – Earnings Per Share

Earnings per share are summarized in the following table (all figures are in thousands except earnings per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$454	$278	$950	$335

Weighted average number of shares outstanding, basic	2,921	2,909	2,922	2,911
Effect of dilutive stock options			-	-
Weighted average number of shares outstanding, diluted	2,921	2,909	2,922	2,911
Earnings per share, basic	$0.16	$0.10	$0.33	$0.11
Earnings per share, diluted	$0.16	$0.10	$0.33	$0.11

For the six month periods ended June 30, 2011 and 2010, all options were anti-dilutive and were not included in the calculation for earnings per share.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements

Note 9 – Stock-based Compensation

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

On January 27, 2009, the Compensation Committee of the Board of Directors of the Company awarded shares of restricted stock and stock options to directors, executive officers and employees of the Company and the Bank, pursuant to the Plan. The Company granted 25,998 non-qualified stock options and 82,400 incentive stock options to certain directors and employees.  The Company also granted 52,032 shares of restricted stock to certain directors and employees. During the period ended June 30, 2011, share based compensation expense totaled $66,000 for both stock options and restricted stock.  All of the awards vest in 20 percent annual increments commencing one year from the grant date. The options are exercisable for a period of 10 years from the date of grant, subject to vesting. Half of the stock options granted to each of the award recipients were at an exercise price of $7.35, which was the fair market value of the Company’s common stock on the grant date. The remaining half of the stock options granted to each of the award recipients were at an exercise price of $8.50, which was $1.15 above the fair market value of the Company’s common stock on the grant date. The vesting date for options and restricted stock is accelerated in the event of the grantee’s death, disability or a change in control of the Company.

There were 43,359 exercisable stock options as of June 30, 2011. The aggregate intrinsic value of the stock options as of June 30, 2011 was $0.

The following is a summary of the Company’s stock option plan awards during the period ended June 30, 2011:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at the beginning of the year	108,398	$7.93	8.34	$-
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2011	108,398	$7.93	7.58	$-
Exercisable	43,359	$7.93	7.58	$-
Expected to vest, assuming a 0% forfeiture rate over the vesting term	108,398	$7.93	7.58	$-

As of June 30, 2011, there was $144,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized over the remaining weighted-average vesting period of 2.58 years.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Restricted Stock Awards

The fair value of the restricted stock awards is equal to the fair value of the Company’s stock at the date of grant.  Compensation expense is recognized over the vesting period that the awards are based.  Shares awarded as restricted stock vest ratably over a five-year period beginning at the grant date with 20% vesting on the anniversary date of each grant date.
The following is a summary of the Company’s nonvested restricted stock awards for the period ended June 30, 2011:
Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value

Non-vested at January 1, 2011	41,626	$7.35
Granted	-	-
Vested	10,406	$7.35
Forfeited	-	-
Non-vested at June 30, 2011	31,220	$7.35	$6.50

Expected to vest assuming a 0% forfeiture rate over the vesting term	31,220	$7.35	$6.50

            The aggregate intrinsic value of the nonvested restricted stock awards as of June 30, 2011 was $203,000.

As of June 30, 2011, there was $198,000 of unrecognized compensation cost related to nonvested restricted stock awards granted under the Plan remaining.  The cost is expected to be recognized over the weighted-average vesting period of 2.58 years.

In November 2008, the Board of Directors authorized management to repurchase up to 57,782 shares of the Company’s outstanding stock over a twelve-month period in order to fund the restricted stock awards made under the Plan, of which 45,800 shares were repurchased.

Employee Stock Ownership Plan

In January 2008, the ESOP borrowed $1,155,600 from the Company to purchase common stock of the Company. The loan is being repaid principally by the Bank through contributions to the ESOP over a period of ten years. The interest rate on the loan is fixed at 4.0% per annum.  As of June 30, 2011, the remaining balance of the ESOP loan was $858,000.  Neither the loan nor the related interest is reflected on the condensed consolidated financial statements.

At June 30, 2011, the ESOP was committed to release 11,556 shares of the Company’s common stock to participants and held 80,892 unallocated shares remaining to be released in future years.  The fair value of the 80,892 restricted shares held by the ESOP trust was $526,000 at June 30, 2011.  ESOP compensation expense included in salaries and benefits was $41,000 for the six month period ended June 30, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Sound Financial, Inc. (the “Company”) is the holding company and sole owner of Sound Community Bank (the “Bank”).  Sound MHC, a mutual holding company, owns 55% of the outstanding stock of the Company.  The Management Discussion and Analysis in Item 7 of the Company’s Form 10-K Annual Report filed with the SEC on March 31, 2011 contains an overview of the Company’s and the Bank’s business and history under the heading “General.”  This discussion updates that disclosure for the first half of 2011.

During the first half of 2011, the Company continued to encounter a number of challenges but also met or exceeded a number of its goals.  Our market area continues to struggle economically, particularly with high unemployment levels and reduced housing prices, which has resulted in elevated levels of loan delinquencies, problem assets and foreclosures, decreased demand for our products and services and a decline in the value of our loan collateral.  If market conditions do not improve or become more severe, this negative impact on our business, financial condition and earnings may increase.  Even under these economic conditions, we were able to meet our goal of diversifying our loan portfolio by expanding our commercial real estate and multifamily lending business.  The Company has continued to focus on expanding its commercial business and commercial real estate loan portfolio, which has grown to $123.9 million or 42.1% of our net loan portfolio at June 30, 2011, compared to $115.1 million or 39.0% of our net loan portfolio at December 31, 2010.   The primary driver of the growth of our commercial real estate portfolio has been multifamily loans, which has grown to $38.2 million, or 13.0%, of our net loan portfolio at June 30, 2011, compared to $30.9 million, or 10.5%, of our net loan portfolio at December 31, 2010.  The increased level of commercial business, commercial real estate and multifamily loans has had a positive impact on our net interest income and has helped to further diversify our loan portfolio mix.

In addition, as part of our business, we continue to focus on mortgage loan originations.  We originated $30.0 million and $27.6 million in one- to four-family residential mortgage loans during the six months ended June 30, 2011 and 2010, respectively.  During those same periods, we sold $21.6 million and $21.2 million, respectively, of those loans to Fannie Mae with servicing retained.  The increased one- to four-family residential mortgage loan originations in 2011 reflects slightly higher consumer demand in the marketplace for purchase financing, although refinancing demand is lower.  Loans sold during 2011 increased slightly due primarily to a $4.7 million bulk sale of a portion of the Company’s residential loan portfolio to Fannie Mae.  This was sold to manage the size of the Company’s balance sheet as well as generate additional funds to lend to borrowers.

As previously reported, the Company and the Bank were each under a Memorandum of Understanding (“MOU”) with the OTS (which has recently been merged with and into the OCC) to address the regulator’s concerns about certain deficiencies or weaknesses at the Bank.  During July 2011, the Company’s MOU was lifted and the Bank’s MOU was modified to remove the prohibition relating the Bank’s ability to pay dividends to the Company.  One of the requirements under the Bank’s MOU is that it must continue to maintain an 8.0% core capital ratio and a 12.0% total risk-based capital ratio, after funding an adequate allowance for loan and lease losses.  At June 30, 2011, the Bank’s core and total risk-based capital ratios were 8.16% and 12.13%, respectively.  See “- Capital.”  The Board of Directors continues to believe that the Bank MOU will not constrain the Bank’s or the Company’s business.

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

Business and Operating Strategies and Goals

The Management Discussion and Analysis in Item 7 of the Company’s Form 10-K Annual Report filed with the SEC on March 31, 2011 contains an overview of the Company’s and the Bank’s business and operating strategies and goals.  This discussion updates that disclosure for the first half of 2011.

Continue to grow capital through improved earnings.  Through asset mix management and pricing and lower cost funds, we will seek to optimize our interest rate margin while managing our interest rate risk.  Our net interest income during the first half of 2011 was higher than the same period in 2010.  Our noninterest income during the first half of 2011 was lower than the level during the first half of 2010.  We will seek new sources of non-interest income by emphasizing selective products and services that provide diversification of revenue sources, including interest income, fees and servicing income.  We also will continue to manage operating expenses while continuing to provide superior personal service to our customers.  Operating expenses were lower during the first half of 2011 compared to the same period in 2010.  Finally, our provision for loan losses was lower in the first half of 2011 than in the first half of 2010, reflecting some improvement in the economy both nationally and in the markets where we do business.  The Bank achieved net income of $950,000 in the first half 2011 compared to $335,000 in the first half of 2010.

Emphasizing lower cost core deposits to reduce the funding costs of our loan growth.  Our weighted average cost of funds was 51 basis points lower in the first half of 2011 compared to the first half of 2010.  This decrease was the result of lower market rates on deposits, a higher percentage of deposits in low or noninterest-bearing accounts during the quarter and lower balances and market rates on borrowings.

Maintaining high asset quality.  We have worked to improve asset quality that declined in recent years due to declining economic conditions.  Our percentage of non-performing assets to total assets decreased to 2.65% at June 30, 2011 from 2.96% at December 31, 2010.  At the same time, net charge-offs to average loans outstanding increased to 1.46% for the first half of 2011 compared to 1.04% during the first six months of 2010.

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

General.  Total assets increased by $2.8 million, or 0.8%, to $337.5 million at June 30, 2011 from $334.6 million at December 31, 2010.  This increase consisted primarily of a $5.8 million, or 64.3%, increase in cash and cash equivalents and a $1.2 million, or 26.6% decrease, in available-for-sale securities.

Cash and Securities.  We increased our on-balance sheet liquidity position during the six months ended June 30, 2011 because of strong deposit growth.  While the Company has access to significant off-balance sheet sources of liquidity, it is focused on increasing on-balance sheet liquidity.  Cash, cash equivalents and our available-for-sale securities increased $4.6 million, or 34.0%, to $18.3 million at June 30, 2011.  Cash and cash equivalents increased by $5.8 million, or 64.3%, to $14.9 million at June 30, 2011, as the Company was successful in attracting deposits while paying down FHLB advances.  Available-for-sale securities, which consist primarily of non-agency mortgage-backed securities, decreased by $1.2 million, or 26.6%, to $3.3 million at June 30, 2011.  This decrease reflects investment sales, pay downs and other-than-temporary impairment on our non-agency mortgage-backed security portfolio.

At June 30, 2011, our available-for-sale securities portfolio consisted of $62,000 in U.S.-agency and $3.3 million in non-agency mortgage backed securities, of which, all five non-U.S. agency securities were in an unrealized loss position.  The unrealized losses are the result of changes in interest rates and market illiquidity that caused a decline in the fair value of these securities since they were purchased.  Non-U.S. agency securities present a higher credit risk than U.S. agency mortgage-backed securities.  In order to monitor the increased risk, management receives and reviews a quarterly credit surveillance report from a third party which evaluates these securities based on a number of factors, including original credit scores, loan-to-value ratios, geographic locations, delinquencies and loss histories of the underlying mortgage loans, in order to project future losses based on various home price depreciation scenarios over a three-year horizon.  Based on these reports, management ascertains the appropriate value for these securities and, in the first half of 2011, we recorded an other-than-temporary impairment charge of $39,000 on one of these non-agency securities.  The current market environment significantly limits our ability to mitigate our exposure to value changes in these more risky securities by selling them, and we do not anticipate these conditions changing significantly during the remainder of 2011.  Accordingly, if the market and economic environment impacting the loans supported by these securities continues to deteriorate, we could determine that additional other-than-temporary impairment charges must be recorded on these securities, as well as on other securities in our portfolio, and our future earnings, equity, regulatory capital and ongoing operations could be materially adversely affected.

Our investment portfolio at June 30, 2011, also included $2.4 million in Federal Home Loan Bank stock, which we are required to own in order to obtain advances from the Federal Home Loan Bank of Seattle.  Federal Home Loan Bank stock is carried at par and does not have a readily determinable fair value.  Ownership of Federal Home Loan Bank stock is restricted to the Federal Home Loan Bank member institutions, and can only be purchased and redeemed at par of $100.  Due to ongoing turmoil in the capital and mortgage markets, the Federal Home Loan Bank of Seattle has a risk-based capital deficiency largely as a result of write-downs on its private label mortgage-backed securities portfolios.  Management evaluates our Federal Home Loan Bank stock for potential impairment.  Management’s determination of whether this investment is impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as:  (1) the significance of any decline in net assets of the Federal Home Loan Bank as compared to the capital stock amount for the Federal Home Loan Bank and the length of time this situation has persisted; (2) commitments by the Federal Home Loan Bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of the Federal Home Loan Bank; (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the Federal Home Loan Bank; and (4) the liquidity position of the Federal Home Loan Bank.  Under Federal Housing Finance Agency regulations, a Federal Home Loan Bank that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock in excess of what is required for members’ current loans.  The Federal Home Loan Bank of Seattle announced that it had as of December 31, 2008 and continues to have a risk-based capital deficiency under those regulations and, as a result, has suspended future dividends and the repurchase or redemption of its common stock.  Therefore, we have received no dividends on our Federal Home Loan Bank stock since 2008.  The Federal Home Loan Bank of Seattle has communicated that it believes the calculation of its risk-based capital under applicable regulations overstates the market risk of its non-agency mortgage-backed securities and that it has enough capital to cover the risks reflected in its balance sheet.  We have determined there is not an other-than-temporary impairment on our Federal Home Loan Bank stock investment as of June 30, 2011.

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

Loans.  Our gross loan portfolio, excluding loans held for sale, decreased $669,000, or 0.2%, from $299.2 million at December 31, 2010 to $298.6 million at June 30, 2011.  Loans held for sale decreased from $902,000 at December 31, 2010, to $392,000 at June 30, 2011, reflecting primarily the timing of transactions at the end of the period, as compared to the end of 2010.

The following table reflects the changes in the types of loans in our gross loan portfolio at June 30, 2011 as compared to the end of 2010.

	June 30, 2011	December 31, 2010	Amount Change	Percent Change
	(Dollar amounts in thousands)
One-to-four family loans
First mortgages	$99,519	$107,600	$(8,081)	-7.5%
Home equity	44,622	44,829	(206)	-0.5%
	144,141	152,429	$(8,288)	-5.4%
Commercial loans
Commercial real estate	70,007	69,531	476	0.7%
Multifamily residential	38,183	30,887	7,297	23.6%
Business term loans and lines of credit	15,661	14,678	983	6.7%
	123,851	115,096	8,755	7.6%
Consumer loans
Manufactured housing	19,427	20,043	(617)	-3.1%
Auto and other consumer	11,525	12,109	(584)	-4.8%
	30,952	32,152	(1,200)	-3.7%

Deferred loan origination fees	(367)	(431)	64	-14.8%
Total loans, gross	298,577	299,246	(669)	-0.2%

Allowance for loan losses	(4,363)	(4,436)	74	-1.5%
Total loans, net	$294,214	$294,810	$(596)	-0.2%

The most significant changes in our loan portfolio during the six month period ended June 30, 2011 consisted of increases in multifamily loans and decreases in residential mortgages.  The increase in multifamily housing loans is consistent with our operating strategy of growing and diversifying our loan portfolio.  The decrease in residential mortgages primarily reflects a $4.7 million bulk sale of seasoned residential mortgages to Fannie Mae with servicing retained coupled with lower overall consumer demand, particularly in refinancing.

Mortgage Servicing Rights.  At June 30, 2011, we had $3.3 million in mortgage servicing rights recorded at fair value, compared to $3.2 million at December 31, 2010.  We estimate the fair value of our mortgage servicing rights using a discounted cash flow model based on market information from a third party.  We record mortgage servicing rights on loans sold to Fannie Mae with servicing retained.  The Bank stratifies its capitalized mortgage servicing rights based on the type, term and interest rates of the underlying loans.  None of our mortgage servicing rights are deemed impaired; however, if they were determined to be impaired in the future, our financial results would be impacted.

Delinquencies and Nonperforming Assets.  As of June 30, 2011, our total loans delinquent for 60 to 89 days was $923,000 or 0.31% of gross loans, compared to $507,000 or 0.17% of gross loans at December 31, 2010.

At June 30, 2011, our nonperforming assets totaled $8.9 million, or 2.7% of total assets, compared to $9.9 million, or 3.0% of total assets at December 31, 2010.  This $439,000, or 4.2% decrease is the result of increased credit administration efforts, which was offset by a $873,000 increase in OREO and other repossessed assets acquired during the six months ended June 30, 2011.  Net charge-offs increased $159,000, or 7.9%, to $2.2 for the six months ended June 30, 2011 from $2.0 million in the second half of 2010.  Our largest non-performing assets at June 30, 2011, consisted of a $1.2 million commercial real estate loan secured by a retail building, an $860,000 commercial real estate loan secured by a mobile home park and a $305,000 mortgage loan secured by a single family residence.  We do not expect any material losses on these nonperforming assets in 2011.  We had no other non-performing loans in excess of $220,000 at June 30, 2011.  Non-performing loans to total loans decreased to 1.8% of gross loans at June 30, 2011, from 2.4% at the end of 2010.  This decrease reflects lower levels of restructured loans and lower nonaccruing loans.

Foreclosed and repossessed assets increased during the quarter, from $2.6 million at the end of 2010 to $3.5 million at June 30, 2011, primarily due to continued depressed economic conditions in our market.  During the two quarters ended June 30, 2011, we repossessed nine personal residences, one commercial retail property and seven mobile homes.  We sold or released interest in six personal residences, two commercial properties and five mobile homes.

The table below sets forth the amounts and categories of non-performing assets in our loan portfolio at the dates indicated.

	Non-performing Assets
	June 30, 2011	December 31, 2010	Amount Change	Percent Change
	(Dollar amounts in thousands)
Nonaccruing loans	$2,007	$2,898	$(891)	-30.7%
Accruing loans 90 days or more delinquent	--	--	--	--
Restructured loans	3,437	4,396	(959)	-21.8%
Foreclosed and repossessed assets	3,498	2,625	873	33.3%
Nonperforming investments	--	--	--	--
Total	$8,942	$9,919	$(977)	-9.8%

In addition to the non-performing assets set forth in the table above, as of June 30, 2011, there was an aggregate of $2.3 million in loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the abilities of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such items in the non-performing asset categories.

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

Our allowance for loan losses at June 30, 2011, was $4.4 million, or 1.46% of gross loans receivable, compared to $4.4 million, or 1.48% of net loans receivable, at December 31, 2010.  This reflects the $2.1 million provision for loan losses established during the two quarters ended June 30, 2011 and the $2.2 million in net charge-offs on nonperforming loans during the quarter.

The following table shows the adjustments in our allowance during the first half of 2011 as compared to the first half of 2010:

	At and for the Period Ended June 30,
	2011	2010
	(Dollar amounts in thousands)
Balance at beginning of period	$4,436	$3,468
Charge-offs	(2,201)	(1,711)
Recoveries:	77	42
Net charge-offs	(2,124)	(1,669)
Provisions charged to operations	2,050	2,200
Balance at end of period	$4,363	$3,999

Ratio of net charge-offs during the period to average loans outstanding during the period	1.46%	1.04%

Allowance as a percentage of non- performing loans	80.12%	39.06%

Allowance as a percentage of total loans (end of period)	1.46%	1.29%

The allowance for loan losses as a percentage of loans receivable increased at June 30, 2011 due to the $2.1 million of provision expense during the period and a decrease in overall loans receivable.  The allowance for loan losses as a percentage of non-performing loans increased at June 30, 2011 due to a decrease in non-performing loans of $4.8 million and a $364,000 increase in the allowance compared to June 30, 2010.

At June 30, 2011, specific loan loss reserves were $439,000 higher than at June 30, 2010  while general loan loss reserves were $55,000 higher.  Net charge-offs for the six months ended June 30, 2011 were $2.2 million, or 1.46% of average loans on an annualized basis, compared to $1.7 million or 1.04% of average loans on an annualized basis for the same period in 2010.  The increase was primarily due to increased charge-offs of one-to-four family mortgages, home equity loans, and commercial real estate.

Deposits.  Total deposits increased by $9.1 million, or 3.3%, to $287.6 million at June 30, 2011, from $278.5 million at December 31, 2010.  During the first half of 2011, we experienced a $7.2 million increase in interest-bearing deposit accounts and a $1.9 million increase in noninterest-bearing deposit accounts.

A summary of deposit accounts with the corresponding weighted average cost of funds is presented below:
	As of June 30, 2011		As of December 31, 2010
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
	(Dollar amounts in thousands)
Checking (noninterest)	$24,783	0.00%	$22,148	0.00%
NOW (interest)	21,580	0.10%	22,186	0.14%
Savings	21,575	0.11%	21,598	0.18%
Money Market	90,842	0.66%	77,257	0.69%
Escrow	4,231	0.00%	4,922	0.00%
Certificates	124,624	1.46%	130,383	2.30%
Total	$287,635	0.86%	$278,494	1.29%

Borrowings.  Federal Home Loan Bank advances decreased $6.0 million, or 24.2%, to $18.8 million at June 30, 2011, with a weighted-average yield of 1.72% from $24.8 million at December 31, 2010, with a weighted-average yield of 2.52%.  We continue to rely on Federal Home Loan Bank advances to fund interest earning asset growth when deposit growth is insufficient to fund such growth.  This reliance on borrowings, rather than deposits, may increase our overall cost of funds.  We decreased reliance on these borrowings during the six months ended June 30, 2011 due to increases in our total deposits during the period.

Equity.  Total equity increased $1.1 million, or 4.0%, to $28.0 million at June 30, 2011, from $26.9 million at December 31, 2010.  This reflects $950,000 in net income for the first half of 2011 and a $59,000 improvement in accumulated other comprehensive losses.

Comparison of Results of Operation for the Three and Six Months Ended June 30, 2011 and 2010

General. Net income increased $176,000, or 63.3%, to $454,000 for the quarter ended June 30, 2011, compared to net income of $278,000 for the quarter ended June 30, 2010.  The primary reasons for this improvement were decreases in interest expense, salaries and benefits and operation expenses.  These decreases were partially offset by a decrease in interest income and increases in the provision for loan losses and losses and expenses related to the maintenance and disposition of other real estate owned and repossessed assets.

Net income increased $615,000 to $950,000, or 183.6%, for the six months ended June 30, 2011 compared to net income of $335,000 for the six months ended June 30, 2010 for the same reasons stated above.  The primary reasons for this improvement were decreases in interest expense, salaries and benefits and operation expenses.  These decreases were partially offset by a decrease in interest income and losses and expenses related to the maintenance and disposition of other real estate owned and repossessed assets.

Interest Income.  Interest income decreased by $223,000, or 4.5%, to $4.7 million for the quarter ended June 30, 2011, from $4.9 million for the quarter ended June 30, 2010.  This decrease in interest income for the period reflects the decreased amount of average loans outstanding during the 2011 period and reduced investment balances and related interest income.  The weighted average yield on loans decreased from 6.25% for the quarter ended June 30, 2010, to 6.23% for the quarter ended June 30, 2011.  The decrease was primarily the result of the continued historically low rate environment throughout the year, competitive pricing pressures on loans to well-qualified borrowers and decreasing average balances of higher-yielding consumer loans due to lack of marketplace demand.  The decrease in the weighted average yield on loans, however, was tempered by the increase in average balances of commercial loans which typically have higher yields than residential loans though lower than consumer loans.  The weighted average yield on investments was 6.25% for the quarter ended June 30, 2011 compared to 6.33% for the same period during 2010.  This lower yield was the result of sales of somewhat higher yielding investments between the periods compared.

Interest income decreased by $345,000, or 3.6%, to $9.4 million for the six months ended June 30, 2011, from $9.7 million for the six months ended June 30, 2010.  The weighted average yield on loans decreased from 6.24% for the six months ended June 30, 2010, to 6.20% for the six months ended June 30, 2011. The weighted average yield on investments was 6.35% for the six months ended June 30, 2011 compared to 5.88% for the same period during 2010. Decreases in yields in the six month period were a result of the same reasons as stated above.

Interest income decreased by $345,000, or 3.6%, to $9.4 million for the six months ended June 30, 2011, from $9.7 million for the six months ended June 30, 2010.  The weighted average yield on loans decreased from 6.24% for the six months ended June 30, 2010, to 6.20% for the six months ended June 30, 2011.  The weighted average yield on investments was 6.35% for the six months ended June 30, 2011 compared to 5.88% for the same period during 2010.  Decreases in yields in the six month period were a result of the same reasons as stated above.

Interest Expense.  Total interest expense decreased $469,000, or 40.7%, to $683,000 for the quarter ended June 30, 2011, from $1.2 million for the quarter ended June 30, 2010.  This decrease reflects continuing lower interest rates paid on deposits and Federal Home Loan Bank advances and decreases in the average balances of deposits and borrowings during the 2011 period.  Our weighted average cost of interest-bearing liabilities was 0.91% for the quarter ended June 30, 2011 compared to 1.50% for the same period in 2010.  This decrease in average rates was a result of the repricing of matured certificates of deposit that the Bank was able to retain at lower rates, lower average balances and rates paid on borrowings and the Bank’s success in attracting noninterest checking and other lower cost deposit accounts such as savings and money market accounts.

Interest paid on deposits decreased $365,000, or 37.1% to $618,000 for the quarter ended June 30, 2011, from $983,000 for the quarter ended June 30, 2010.  This decrease resulted from a decrease in the weighted average cost of deposits and the $2.9 million decrease in the average balance of deposits outstanding during the 2011 period.  We experienced a 50 basis point decrease in the average rate paid on deposits during the quarter ended June 30, 2011 compared to the same period in 2010.  This decrease in average rates was a result of the repricing of matured certificate deposits that the Bank was able to retain at lower rates as well as an emphasis by the Bank on attracting lower-cost product types such as savings, checking and money market accounts versus certificates of deposit.

Interest expense on borrowings decreased $104,000, or 61.5%, to $65,000 for the quarter ended June 30, 2011 from $169,000 for the quarter ended June 30, 2010.  The decrease resulted from a decrease of 161 basis points in our cost of borrowings from 3.05% in the 2010 period to 1.44% in the 2011 period and a $4.2 million, or 18.8%, decrease in our average balance of outstanding borrowings.

Total interest expense decreased $886,000, or 38.2%, to $1.4 million for the six months ended June 30, 2011, from $2.3 million for the six months ended June 30, 2010.  This decrease is a result of the same reasons stated above.  Our weighted average cost of interest-bearing liabilities was 0.98% for the six months ended June 30, 2011 compared to 1.50% for the same period in 2010.

Interest paid on deposits decreased $737,000, or 36.8%, to $1.3 million for the six months ended June 30, 2011, from $2.0 million for the six months ended June 30, 2010.  This decrease resulted from a decrease in the weighted average cost of deposits and a $7.9 million decrease in the average balance of deposits outstanding during the 2011 period.  We experienced a 47 basis point decrease in the average rate paid on deposits during the six months ended June 30, 2011 compared to the same period in 2010.  This decrease in average rates was a result of the repricing of matured certificate deposits that the Bank was able to retain at significantly lower rates as well as lower interest rates paid on existing savings, interest bearing checking and money market accounts and an emphasis by the Bank on attracting lower-cost product types such as savings, checking and money market accounts versus certificates of deposit.

Interest expense on borrowings decreased $149,000, or 46.9%, to $169,000 for the six months ended June 30, 2011 from $318,000 for the six months ended June 30, 2010.  The decrease resulted from a decrease of 98 basis points in our cost of borrowings from 2.70% in the 2010 period to 1.72% in the 2011 period and a $3.8 million, or 16.3%, decrease in our average balance of outstanding borrowings at the Federal Home Loan Bank.

Net Interest Income.  Net interest income increased $246,000, or 6.5%, to $4.0 million for the quarter ended June 30, 2011, from $3.8 million for the quarter ended June 30, 2010.  The increase in net interest income for the 2011 period primarily resulted from the lower rates on lower average balances of deposits and borrowings.  Our net interest margin was 5.3% for the quarter ended June 30, 2011, compared to 4.8% for the quarter ended June 30, 2010.

Net interest income increased $541,000, or 7.3%, to $7.9 million for the six months ended June 30, 2011, from $7.4 million for the six months ended June 30, 2010.  The increase in net interest income for the 2011 period primarily resulted from the lower rates on lower average balances of deposits and borrowings.  Our net interest margin was 5.26% for the six months ended June 30, 2011, compared to 4.44% for the six months ended June 30, 2010.

Provision for Loan Losses.  We establish provisions for loan losses, which are charged to earnings, at a level required to reflect management’s best estimate of the probable inherent credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, peer group data, prevailing economic conditions, and current factors.  Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions and other relevant data.  Loans for which management has concerns about the borrowers’ ability to repay, are evaluated individually, and specific loss allocations are provided for these loans when necessary.

A provision of $1.2 million was made during the quarter ended June 30, 2011, compared to provision of $775,000 during the quarter ended June 30, 2010.  A provision of $2.1 million was made during the six months ended June 30, 2011, compared to a provision of $2.2 million during the six months ended June 30, 2010.  The provision, while slightly lower for the six month period ended June 30, 2011, was higher in the quarter ended June 30, 2011 compared to prior quarter and the year ago quarter due to higher charge offs in the quarter ended June 30 2011.  Overall, the Company believes that elevated levels of nonperforming assets and charge-offs will continue until the housing market, unemployment, and general economic market conditions begin to show an extended period of recovery

At June 30, 2011, the annualized percentage of net charge-offs to average loans increased 42 basis points to 1.46% from 1.04% at June 30, 2010.  The ratio of non-performing loans to total loans decreased from 3.31% at June 30, 2010 to 1.82% at June 30, 2011.  See “- Comparison of Financial Condition at June 30, 2011 and December 31, 2010 -- Delinquencies and Non-Performing Assets” for more information on non-performing loans during the first half of 2011.

Noninterest Income.  Noninterest income increased $339,000, or 61.0%, to $895,000 during the quarter ended June 30, 2011, compared to $556,000 during the quarter ended June 30, 2010 as reflected below:

	Quarter Ended June 30,		Amount	Percent
	2011	2010	Change	Change
	(Dollar amounts in thousands)
Service charges and fee income	$476	$549	$(73)	-13.3%
Earnings on cash surrender value of bank owned life insurance	66	68	(2)	-2.9%
Mortgage servicing income	123	153	(30)	-19.6%
Fair value adjustment on mortgage servicing rights	208	(210)	418	-199.0%
Loss on sale of securities	-	(11)	11	NM
Other-than-temporary impairment losses	-	(51)	51	NM
Loss on sale of fixed assets	(80)	-	(80)	NM
Gain on sale of loans	102	58	44	75.9%
____________________
NM – Not Meaningful

Service charges and fee income decreased as a result of lower NSF revenue.  The fair value adjustment on mortgage servicing rights was impacted by the slowing of prepayment speeds which resulted in a higher market value of the asset.  The loss on sale of fixed assets was a result of the sale of a commercial building acquired during the purchase of branches from 1st Security Bank of Washington in November 2009.  The increase in the gain on sale of loans is a result of variability in the interest rate environment for residential mortgages and is primarily a product of timing and somewhat higher volumes of loans originations in the 2011 period compared to 2010.

Noninterest income decreased $165,000, or 9.5%, to $1.6 million during the six months ended June 30, 2011, compared to $1.7 million during the six months ended June 30, 2010, as reflected below:

	Six Months Ended June 30,		Amount	Percent
	2011	2010	Change	Change
	(Dollar amounts in thousands)
Service charges fee income	$999	$1,078	(79)	-7.3%
Earnings on cash surrender value of bank owned life insurance	128	134	(6)	-4.5%
Mortgage servicing income	207	318	(111)	-34.9%
Fair value adjustment on mortgage servicing rights	257	75	182	242.7%
Gain (loss) on sale of securities	(34)	64	(98)	-153.1%
Other-than-temporary impairment losses	(39)	(51)	12	-23.5%
Loss on sale of fixed assets	(80)	-	(80)	NM
Gain on sale of loans	137	122	15	12.3%

Service charges and fee income decreased as a result of lower NSF revenue.  Mortgage servicing income decreases and the fair value adjustment changed for the same reasons as mentioned above.  Other-than-temporary impairment losses were lower in the 2011 period as a result of improved performance of our non-agency mortgage backed securities during the period.  The loss on sale of securities was the result of non-agency mortgage backed securities sales.  The loss on sale of fixed assets and the increase in the gain on sale are for the same reasons as mentioned in the previous table.

Noninterest Expense.  Noninterest expense decreased $139,000, or 4.4%, to $3.0 million during the quarter ended June 30, 2011, compared to $3.2 million during the same period in 2010, as reflected below:

	Quarter Ended June 30,		Amount	Percent
	2011	2010	Change	Change
	(Dollar amounts in thousands)
Salaries and benefits	$1,287	$1,544	(257)	-16.6%
Operations	598	768	(170)	-22.1%
Regulatory assessments	125	208	(83)	-39.9%
Occupancy	253	308	(55)	-17.9%
Data processing	228	261	(33)	-12.6%
Losses and expenses on sale of OREO and repossessed assets	545	86	459	533.7%

Salaries and benefits decreased in the 2011 period as a result of the reduction in force implemented in 2010, which reduced the number of employees at the beginning of 2011 by 17 from the level at the beginning of 2010.  Operations and occupancy expense decreased during the 2011 period as the result the closing of our East Marginal Way branch in South Seattle and of lower legal, professional and marketing expense during the 2011 period.  Data processing expenses were lower in the 2011 period due to the consolidation of certain processing services.  We experienced a significant increase in net losses and expenses on the sale of repossessed assets as a result of continuing depressed market values and more aggressive pricing of our repossessed assets in order to achieve sales in the depressed market.

Non-interest expense decreased $417,000, or 6.4%, to $6.1 million during the six months ended June 30, 2011, compared to $6.5 million during the same period in 2010, as reflected below:

	Six Months Ended June 30,		Amount	Percent
	2011	2010	Change	Change
Salaries and benefits	$2,753	$3,161	(408)	-12.9%
Operations	1,266	1,574	(308)	-19.6%
Regulatory assessments	351	438	(87)	-19.9%
Occupancy	548	689	(141)	20.5%
Data processing	467	461	6	1.3%
Losses and expenses on sale of OREO and repossessed assets	684	161	523	324.8%

Changes in the six month period are for the same reasons as mentioned in the previous table.  Data processing expenses began to show an increase due to technology initiatives launched in the second quarter of 2011 related to an upgrade to the company website and expenses related to the implementation of mobile banking.

Income Tax Expense.   For the quarter ended June 30, 2011, we had income tax expense of $198,000 on our pre-tax income of $652,000 as compared to income tax expense of $101,000 on pre-tax income of $378,000 for the quarter ended June 30, 2010.  The effective tax rates for the quarters ended June 30, 2011 and 2010 were 30.4% and 26.6%, respectively.  For the six months ended June 30, 2011, we had an income tax expense of $421,000 on our pre-tax income of $1.4 million as compared to an income tax expense of $93,000 on our pre-tax income of $428,000 for the six month period ended June 30, 2010.  The effective tax rates for the six months ended June 30, 2011 and 2010 were 30.7% and 21.8%, respectively.

Liquidity

The Management Discussion and Analysis in Item 7 of the Company’s Form 10-K Annual Report filed with the SEC on March 31, 2011 contains an overview of the Company’s and the Bank’s liquidity management, sources of liquidity and cash flows.  This discussion updates that disclosure for the first half of 2011.

At June 30, 2011, the Bank had $18.3 million in cash and investment securities available for sale and $392,000 in loans held for sale generally available for its cash needs.  Also, based on existing collateral pledged, the Bank had the ability to borrow an additional $69.2 million in Federal Home Loan Bank advances, $24.3 million through the Federal Reserve’s Discount Window and $2.0 million through Pacific Coast Banker’s Bank.  The Bank uses these sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At June 30, 2011, the approved outstanding loan commitments, including unused lines and letters of credit, amounted to $34.0 million.  Certificates of deposit scheduled to mature in one year or less at June 30, 2011, totaled $63.1 million Based on our competitive pricing, we believe that a majority of maturing deposits will remain with the Bank.

As a separate legal entity from the Bank, the Company must provide for its own liquidity.  At June 30, 2011, the Company, on an unconsolidated basis, had $197,000 in cash, interest-bearing deposits and liquid investments generally available for its cash needs.  The Company’s principal source of liquidity is dividends from the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations.

Off-Balance Sheet Activities

In the normal course of operations, the Company engages in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  During the quarter ended June 30, 2011, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

A summary of our off-balance sheet loan commitments at June 30, 2011, is as follows:

Off-balance sheet loan commitments
(in thousands)
Commitments to extend credit	$1,252
Undisbursed non-revolving lines of credit	3,968
Undisbursed revolving lines of credit	28,537
Irrevocable letters of credit	265
Total loan commitments	$34,022

Capital

The Bank is subject to minimum capital requirements imposed by regulations.  Based on its capital levels at June 30, 2011, the Bank exceeded these requirements as of that date and continues to exceed them as of the date of this report.  Based on capital levels at June 30, 2011, the Bank was considered to be well-capitalized; as defined by banking regulations.

As previously reported, the Company and the Bank were each under a MOU with the OTS (which has recently been merged with and into the OCC) to address the regulator’s concerns about certain deficiencies or weaknesses at the Bank.  During July 2011, the Company’s MOU was lifted and the Bank’s MOU was modified to remove the prohibition relating the Bank’s ability to pay dividends to the Company.  One of the requirements under the Bank’s MOU is that it must continue to maintain an 8.0% core capital ratio and a 12.0% total risk-based capital ratio, after funding an adequate allowance for loan and lease losses.  At June 30, 2011, the Bank’s core and total risk-based capital ratios were 8.16% and 12.13%, respectively.  The Board of Directors continues to believe that the Bank MOU will not constrain the Bank’s or the Company’s business."

The following table shows the capital ratios of the Bank at June 30, 2011.

	Actual		Minimum Capital Requirements				Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions			Minimum Required Under MOU
	Amount	Ratio	Amount		Ratio		Amount	Ratio		Amount		Ratio
	(Dollar amounts in thousands)
Tier 1 Capital to total adjusted assets(1)	$27,514	8.16%	$13,485	≥	4.00%		$16,857	≥	5.00%	$26,970	≥	8.0%
Tier 1 Capital to risk-weighted assets(2)	$27,514	10.95%	$10,049	≥	4.00%	(3)	$15,073	≥	6.00%	-		N/A
Total Capital to risk-weighted assets(2)	$30,480	12.13%	$20,098	≥	8.00%		$25,122	≥	10.00%	$30,146	≥	12.0%
________________________
(1)	Based on total adjusted assets of $337.1 million.
(2)	Based on risk-weighted assets of $251.2 million.
(3)	The Tier 1 risk-based capital requirement for a well-capitalized institution is 6% of risk-weighted assets.

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

The Company provided information about market risk in Item 7A of its Form 10-K Annual Report filed with the SEC on March 31, 2011.  There have been no material changes in our market risk since our December 31, 2010 Form 1--K.

Item 4                      Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act") as of June 30, 2011, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the quarter ended June 30, 2011, that has materially affected, or is likely to materially affect our internal control over financial reporting.

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

Item 2                      Unregistered Sales of Equity Securities and use of Proceeds

Nothing to report.

Item 3                      Defaults Upon Senior Securities

Nothing to report.

Item 4                                                                                 Reserved

Nothing to report.

Item 5.                      Other Information

Nothing to report.

Item 6                      Exhibits
Exhibit Number Document		Reference to Prior Filing or Exhibit Number Attached Hereto

3.1	Charter for Sound Financial, Inc.	*
3.2	Bylaws of Sound Financial, Inc.	**
4	Form of Stock Certificate of Sound Financial, Inc.	**
10.1	Employment Agreement with Laura Lee Stewart	*
10.2	Executive Long Term Compensation Agreement with Laura Lee Stewart	*
10.3	Executive Long Term Compensation Agreement with Patricia Floyd	*
10.4	Sound Community Incentive Compensation Achievement Plan	*
10.5	Summary of Annual Bonus Plan	*
10.6	Summary of Quarterly Bonus Plan	*
10.7	Director Fee Arrangements for 2009	***
10.8	Sound Financial, Inc. 2008 Equity Incentive Plan	***
10.9	Form of Incentive Stock Option Agreement under the 2008 Equity Incentive Plan	+
10.10	Form of Non-Qualified Stock Option Agreement under the 2008 Equity Incentive Plan	+
10.11	Form of Restricted Stock Agreement under the 2008 Equity Incentive Plan	+
10.12	Employment Agreements with executive officers Matthew Denies, Matthew Moran and Marlene Price	++
11	Statement re computation of per share earnings	None
15	Letter re unaudited interim financial information	None
18.1	Letter re change in accounting principles	+++
19	Reports furnished to security holders	None
22	Published report regarding matters submitted to vote of security holders	None
23	Consents	None
24	Power of Attorney	None
31.1	Rule 13a–14(a) Certification of Chief Executive Officer	31.1
31.2	Rule 13a–14(a) Certification of Chief Financial Officer	31.2
32	Section 1350 Certification	32
101	Interactive Data File++++	101
*	Filed as an exhibit to the Company's Form SB–2 registration statement filed on September 20, 2007 (File No.333–146196) pursuant to Section 5 of the Securities Act of 1933.
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
++++
In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUND FINANICAL, INC.

August 15, 2011                                                                           By:   /s/  Laura Lee Stewart
Laura Lee Stewart
President and Chief Executive Officer

August 15, 2011                                                                           By:   /s/  Matthew P. Deines
Matthew P. Deines
Executive Vice President
Chief Financial Officer
Principal Financial and Accounting Officer

Exhibit Index

Description                                                                                                                                                                                                                                                  Exhibit No.

Rule 13a–14(a) Certification of Chief Executive Officer	31.1
Rule 13a–14(a) Certification of Chief Financial Officer, Principal Financial and Accounting Principal	31.2
Section 1350 Certification	32
Interactive Data File*	101

*
In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.