Form 10-Q
period 2011-09-30
Sound Financial, Inc.
filed 2011-11-15
CIK 1410087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES [X]  NO[   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to
  submit and post such files).  Yes [X]   No [   ]

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

As of November 14, 2011, there were 2,954,295 shares of the registrant’s common stock outstanding.

SOUND FINANCIAL, INC.
FORM 10-Q

PART I                      FINANCIAL INFORMATION

Item 1                      Financial Statements

SOUND FINANCIAL, INC AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(unaudited)
	SEPTEMBER 30,	DECEMBER 31,
	2011	2010
ASSETS
Cash and cash equivalents	$13,039	$9,092
Available-for-sale securities (AFS), at fair value	3,138	4,541
Federal Home Loan Bank stock, at cost	2,444	2,444
Loans held for sale	1,129	902
Loans	302,946	299,246
Less allowance for loan losses	(4,007)	(4,436)
Total loans, net	298,939	294,810

Accrued interest receivable	1,196	1,280
Premises and equipment, net	2,311	3,295
Bank-owned life insurance, net	6,918	6,729
Mortgage servicing rights, at fair value	2,683	3,200
Other real estate owned and repossessed assets, net	3,191	2,625
Other assets	4,635	5,721
Total assets	$339,623	$334,639

LIABILITIES
Deposits
Interest-bearing	$268,161	$251,424
Noninterest-bearing demand	31,685	27,070
Total deposits	299,846	278,494

Borrowings	8,667	24,849
Accrued interest payable	76	121
Other liabilities	2,337	4,020
Advance payments from borrowers for taxes and insurance	520	252
Total liabilities	311,446	307,736
COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none outstanding	-	-
Common stock, $0.01 par value, 24,000,000 shares authorized, 2,954,295 issued and outstanding as of September 30, 2011 and December 31, 2010	30	30
Additional paid-in capital	11,907	11,808
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(809)	(809)
Retained earnings	17,676	16,545
Accumulated other comprehensive loss, net of tax	(627)	(671)
Total stockholders’ equity	28,177	26,903
Total liabilities and stockholders’ equity	$339,623	$334,639

                                  See notes to condensed consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)
	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2011	2010	2011	2010
INTEREST INCOME
Loans, including fees	$4,556	$4,852	$13,787	$14,229
Interest and dividends on investments,
cash and cash equivalents	57	78	176	395
Total interest income	4,613	4,930	13,963	14,624

INTEREST EXPENSE
Deposits	626	890	1,893	2,892
FHLB advances and other borrowings	55	153	223	471

Total interest expense	681	1,043	2,116	3,363

NET INTEREST INCOME	3,932	3,887	11,847	11,261

PROVISION FOR LOAN LOSSES	1,300	950	3,350	3,150

NET INTEREST INCOME
AFTER PROVISION FOR LOAN LOSSES	2,632	2,937	8,497	8,111

NONINTEREST INCOME
Service charges and fee income	516	559	1,514	1,637
Earnings on cash surrender value
of bank-owned life insurance	61	66	189	200
Mortgage servicing income	110	75	318	382
Fair value adjustment on mortgage servicing rights	(491)	(284)	(235)	(197)
Gain (loss) on sale of securities	-	-	(33)	64
Other-than-temporary impairment losses on securities	(56)	(47)	(96)	(98)
Loss on sale of fixed assets	-	-	(80)	-
Gain on sale of loans	126	343	263	465
Total noninterest income	266	712	1,840	2,453

NONINTEREST EXPENSE
Salaries and benefits	1,189	1,353	3,942	4,513
Operations	602	750	1,869	2,397
Regulatory assessments	103	205	454	644
Occupancy	288	328	835	1,018
Data processing	218	212	685	673
Losses and expenses on other real estate owned and repossessed assets	274	202	958	291
Total noninterest expense	2,674	3,050	8,743	9,536

INCOME BEFORE PROVISION FOR INCOME TAXES	224	599	1,594	1,028

PROVISION FOR INCOME TAXES	43	178	463	272

NET INCOME	$181	$421	$1,131	$756

BASIC EARNINGS PER SHARE	$0.06	$0.14	$0.39	$0.26
DILUTED EARNINGS PER SHARE	$0.06	$0.14	$0.39	$0.26

See notes to condensed consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Stockholders’ Equity
For the Nine Months Ended September 30, 2011
(unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
	(in thousands)
BALANCE, December 31, 2010	2,954	$30	$11,808	$(809)	$16,545	$(671)	$26,903

Other comprehensive income:

Net income		-	-	-	1,131		1,131

Net unrealized gain in fair value of available for sale securities, net of tax of $22		-	-	-	-	44	44

Total comprehensive income							1,175

Compensation related to stock options and restricted stock		-	99	-	-	-	99

BALANCE, September 30, 2011	2,954	$30	11,907	$(809)	$17,676	$(627)	$28,177

See notes to condensed consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
 (unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,131	$756
Adjustments to reconcile net income to net cash from operating activities
Accretion of net premium on investments	-	(231)
Loss (gain) on sale of available for sale securities	33	(64)
Other-than-temporary impairment losses on securities	96	98
Provision for loan losses	3,350	3,150
Depreciation and amortization	286	374
Compensation expense related to stock options and restricted stock	99	99
Fair value adjustment on mortgage servicing rights	235	197
Additions to mortgage servicing rights	(329)	(392)
Amortization of mortgage servicing rights	611	671
Increase in cash surrender value of bank owned life insurance	(189)	(200)
Proceeds from sale of loans	32,912	40,640
Originations of loans held for sale	(32,876)	(39,153)
Loss on sale of other real estate owned and repossessed assets	802	291
Gain on sale of loans	(263)	(465)
(Decrease) increase in operating assets and liabilities
Accrued interest receivable	84	(7)
Other assets	1,022	(456)
Accrued interest payable	(45)	(33)
Other liabilities	(1,683)	(1,715)

Net cash provided by operating activities	5,276	3,489

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from principal payments, maturities and sales of available for sale securities	1,382	11,693
Purchase of available for sale investments	-	(5,832)
Net increase in loans	(11,209)	(24,859)
Improvements to OREO and other repossessed assets	(30)	-
Proceeds from sale of OREO and other repossessed assets	2,392	1,052
Sales (purchases) of premises and equipment	698	(216)

Net cash used by investing activities	(6,767)	(18,162)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	21,352	(1,787)
Proceeds from borrowings	61,700	65,700
Repayment of borrowings	(77,882)	(55,490)
Cash dividends paid	-	(27)
Net change in advances from borrowers for taxes and insurance	268	187

Net cash provided by financing activities	5,438	8,583

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,947	(6,090)

CASH AND CASH EQUIVALENTS, beginning of period	9,092	15,679

CASH AND CASH EQUIVALENTS, end of period	$13,039	$9,589

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$1,185	$625
Interest paid on deposits and borrowings	$2,161	$3,396
Net transfer of loans to other real estate owned	$3,730	$3,254
See notes to condensed consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statement (unaudited)

Note 1 – Basis of Presentation

The accompanying financial information is unaudited and has been prepared from the consolidated financial statements of Sound Financial, Inc. (“we,” “us,” “our,” “Sound Financial,” or the “Company”) and its wholly owned subsidiary, Sound Community Bank (the “Bank”).  These condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and do not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”) for a complete presentation of the Company's financial condition and results of operations.  These unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC.  In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements in accordance with GAAP.  The results for the interim periods are not necessarily indicative of results for a full year.  For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2010, included in the Company's Annual Report on Form 10-K.

Certain amounts in the prior quarters’ financial statements have been reclassified to conform to the current presentation.  These classifications do not have an impact on previously reported net income, retained earnings or earnings per share.

Note 2 – Accounting Pronouncements Recently Issued or Adopted

In January 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  This ASU temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities.  The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring.  The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.  The guidance is effective for interim and annual periods ending after September 15, 2011.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.  The update provides additional guidance relating to when creditors should classify loan modifications as troubled debt restructurings. The ASU also ends the deferral issued in January 2011 of the disclosures about troubled debt restructurings required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 and the disclosure requirements of ASU No. 2010-20 are effective for the Company’s interim reporting period ending September 30, 2011. The guidance applies retrospectively to restructurings occurring on or after January 1, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In April 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The update amends existing guidance regarding the highest and best use and valuation premise by clarifying these concepts are only applicable to measuring the fair value of nonfinancial assets.  The Update also clarifies that the fair value measurement of financial assets and financial liabilities which have offsetting market risks or counterparty credit risks that are managed on a portfolio basis, when several criteria are met, can be measured at the net risk position.  Additional disclosures about Level 3 fair value measurements are required including a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation process in place, and discussion of the sensitivity of fair value changes in unobservable inputs and interrelationships about those inputs as well as disclosure of the level of the fair value of items that are not measured at fair value in the financial statements but disclosure of fair value is required.  The provisions of ASU No. 2011-04 are effective for the Company’s reporting period beginning after December 15, 2011 and should be applied prospectively.  The Company is currently evaluating the impact of this ASU and does not expect it to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income.  The update amends current guidance to allow a company the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The provisions do not change the items that must be reported in other comprehensive income or when an item of other comprehensive must be reclassified to net income.  The amendments do not change the option for a company to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense (benefit) related to the total of other comprehensive income items.  The amendments do not affect how earnings per share is calculated or presented.  The provisions of ASU No. 2011-05 are effective for the Company’s reporting periods beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted and there are no required transition disclosures.  The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.
10

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3 – Investments

    The amortized cost and fair value of our AFS securities and the corresponding amounts of gross unrealized gains and losses were as follows:

		Gross Unrealized
	Amortized Cost	Gains	Losses 1 Year or Less	Losses Greater Than 1 Year	Estimated Fair Value

September 30, 2011	(in thousands)
Agency mortgage-backed securities	$53	$8	$-	$-	$61
Non-agency mortgage-backed securities	4,034	-	-	(957)	$3,077
Total	$4,087	$8	$-	$(957)	$3,138

December 31, 2010	(in thousands)
Agency mortgage-backed securities	$54	$7	$-	$-	$61
Non-agency mortgage-backed securities	5,543	2	-	(1,065)	4,480
Total	$5,597	$9	$-	$(1,065)	$4,541

    The amortized cost and fair value of mortgage-backed securities by contractual maturity, at September 30, 2011, are shown below.  Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011
	Amortized Cost	Fair Value
	(in thousands)
Due after ten years	$4,087	$3,138

    Securities with a carrying value of $61,000 at September 30, 2011 were pledged to secure Washington State Public Funds.  Additionally, the Company has letters of credit with a notional amount of $24.0 million to secure public deposits.

    Sales of available for sale securities were as follows:

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Proceeds	$1,118	$10,603
Gross gains	3	90
Gross losses	(36)	(26)

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

    The following table summarizes the aggregate fair value and gross unrealized loss by length of time those investments have been continuously in an unrealized loss position:

	September 30, 2011
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2011	(in thousands)
Non-agency mortgage-backed securities	$-	$-	$3,077	$(957)	$3,077	$(957)
Total	$-	$-	$3,077	$(957)	$3,077	$(957)

	December 31, 2010
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2010	(in thousands)
Non-agency mortgage-backed securities	$-	$-	$3,842	$(1,065)	$3,842	$(1,065)
Total	$-	$-	$3,842	$(1,065)	$3,842	$(1,065)

    The following table presents the cumulative roll forward of credit losses recognized in earnings relating to the Company’s non-U.S. agency mortgage backed securities:
	Nine Months Ended
	September 30,
	2011	2010
	(in thousands)
Estimated credit losses, beginning balance	$160	$61
Additions for credit losses not previously recognized	96	98
Reduction for increases in cash flows	-	-
Reduction for realized losses	-	-
Estimated losses, ending balance	$256	$159

    As of September 30, 2011, our securities portfolio consisted of two U.S. agency and five non-U.S. agency mortgage backed securities with a fair value of $3.1 million, of which, all five non-U.S. agency securities were in an unrealized loss position.  The unrealized losses were caused by changes in interest rates and market illiquidity causing a decline in the fair value subsequent to the purchase.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than par.  While management does not intend to sell the non-agency mortgage backed securities, and it is unlikely that the Company will be required to sell these securities before recovery of its amortized cost basis, management’s impairment evaluation indicates that certain securities possess qualitative and quantitative factors that suggest an other-than-temporary impairment (OTTI). These factors include, but are not limited to: the length of time and extent of the fair value declines, ratings agency down grades, the potential for an increased level of actual defaults, and the extension in duration of the securities. In addition to the qualitative factors, management’s evaluation includes an assessment of quantitative evidence that involves the use of cash flow modeling and present value calculations as determined by considering the applicable OTTI accounting guidance.  The Company compares the present value of the current estimated cash flows to the present value of the previously estimated cash flows.  Accordingly, if the present value of the current estimated cash flows is less than the present value of the previous period’s present value, an adverse change is considered to exist and the security is considered OTTI.  The associated “credit loss” is the amount by which the security’s amortized cost exceeds the present value of the current estimated cash flows.  Based upon the results of the cash flow modeling as of September 30, 2011, three securities reflected OTTI during the nine month period ended September 30, 2011.  Estimating the expected cash flows and determining the present values of the cash flows involves the use of a variety of assumptions and complex modeling.  In developing its assumptions, the Company considers all available information relevant to the collectability of the applicable security, including information about past events, current conditions, and reasonable and supportable forecasts.  Furthermore, the Company asserts that the cash flows used in the determination of OTTI are its “best estimate” of cash flows.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

The Company engages a third party to perform the cash flow model.  The model includes each individual non-agency mortgage backed securities’ structural features.  The modeled cash flows are discounted and they incorporate additional projected defaults based upon risk analysis of the financial condition and performance. Utilizing the quantitative change in the net present value of the cash flows compared to the amortized cost of the security, the Company recognized additional credit losses of $96,000 in non-cash pre-tax impairment charges for the nine months ended September 30, 2011.  Cumulative at September 30, 2011, the Company has recognized a total of $256,000 of OTTI on three of the five non-agency mortgage backed securities.

Note 4 – Loans

The composition of the loan portfolio, excluding loans held for sale, was as follows:

	September 30, 2011	December 31, 2010
One-to-four family loans	(in thousands)
First mortgages	$104,851	$107,600
Home equity	41,658	44,829
	146,509	152,429
Commercial loans
Commercial real estate	73,530	69,531
Multifamily residential	38,961	30,887
Business term loans and lines of credit	13,720	14,678
	126,211	115,096
Consumer loans
Manufactured housing	19,073	20,043
Auto and other consumer	11,579	12,109
	30,652	32,152

Total loans	303,372	299,677

Deferred loan origination fees	(426)	(431)

Total loans, gross	302,946	299,246

Allowance for loan losses	(4,007)	(4,436)

Total loans, net	$298,939	$294,810

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2011:

	One- to four- family first mortgage(1)	One- to four- family home equity	Commercial real estate(2)	Commercial business	Multifamily residential	Manufactured housing	Auto and other consumer	Serviced(3)	Unallocated	Total
	(In thousands)
Allowance for loan losses:

Ending balance:	$973	$1,043	$1,058	$221	$31	$339	$204	$65	$73	$4,007

Ending balance: individually evaluated for impairment	248	116	5	83	-	40	19	-	-	511

Ending balance: collectively evaluated for impairment	725	927	1,053	138	31	299	185	65	73	3,496

Loans receivable:

Ending balance:	$104,851	$41,658	$73,530	$13,720	$38,961	$19,073	$11,579	$-	$-	$303,372

Ending balance: individually evaluated for impairment	5,514	1,081	2,901	268	-	198	131	-	-	$10,093

Ending balance: collectively evaluated for impairment	99,337	40,577	70,629	13,452	38,961	18,875	11,448	-	-	293,279

    (1) One- to four- family mortgages includes approximately $8.6 million of residential land and construction loans.
    (2) Commercial real estate includes approximately $3.6 million of commercial construction and development loans.
    (3) Allowance established in 2010 for loans sold to Fannie Mae that we may be contractually obligated to repurchase.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010:

	One-to- four family first mortgage	One-to-four family home equity	Commercial real estate	Commercial business	Multifamily residential	Manufactured housing	Auto and other consumer	Serviced(1)	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Ending balance:	$909	$1,480	$664	$163	$-	$293	$309	$65	$553	$4,436

Ending balance: individually evaluated for impairment	504	509	39	1	-	58	6	-	-	1,117

Ending balance: collectively evaluated for impairment	405	971	625	162	-	235	303	65	553	3,319

Loans receivable:
Ending balance:	$107,600	$44,829	$69,531	$14,678	$30,887	$20,043	$12,109	$-	$-	$299,677

Ending balance: individually evaluated for impairment	6,676	1,894	2,782	222	-	118	38	-	-	11,730

Ending balance: collectively evaluated for impairment	100,924	42,935	66,749	14,456	30,887	19,925	12,071	-	-	287,947

    (1) Allowance established in 2010 for Fannie Mae serviced loans that we may be contractually obligated to repurchase

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

    The following table summarizes the activity in loan losses for the three months ended September 30, 2011:

	Beginning				Ending
	Allowance	Charge-offs	Recoveries	Provision	Allowance
	(In thousands)
One- to four- family first mortgage	$827	$(261)	$-	$407	$973
One- to four- family home equity	1,605	(352)	1	(211)	1,043
Commercial real estate	1,213	(807)	16	636	1,058
Commercial business	172	(180)	38	191	221
Multifamily residential	-	-	-	31	31
Manufactured housing	273	(82)	-	148	339
Auto and other consumer	208	(37)	8	25	204
Serviced	65	-	-	-	65
Unallocated	-	-	-	73	73
	$4,363	$(1,719)	$63	$1,300	$4,007

    The following table summarizes the activity in loan losses for the nine months ended September 30, 2011:

	Beginning				Ending
	Allowance	Charge-offs	Recoveries	Provision	Allowance
	(In thousands)
One- to four- family first mortgage	$909	$(794)	$12	$846	$973
One- to four- family home equity	1,480	(1,144)	7	700	1,043
Commercial real estate	664	(1,311)	34	1,671	1,058
Commercial business	163	(188)	39	207	221
Multifamily residential	-	-	-	31	31
Manufactured housing	294	(283)	-	328	339
Auto and other consumer	309	(199)	48	46	204
Serviced	65	-	-	-	65
Unallocated	552	-	-	(479)	73
	$4,436	$(3,919)	$140	$3,350	$4,007

For the three and nine months ended September 30, 2010, the activity in the allowance for loan losses in total was as follows:

	Three Months Ended	Nine Months Ended,
	September 30,2010	September 30, 2010
Balance, beginning of period	$3,999	$3,468
Provision for loan losses	950	3,150
Recoveries	154	196
Charge-offs	(1,183)	(2,894)
Balance, end of period	$3,920	$3,920

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

    When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent to address the risk specifically or we may allow the loss to be addressed in the general allowance.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular impaired assets.  When an insured institution classifies problem assets as a loss, it is required to charge off such assets in the period in which they are deemed uncollectible.  Assets that do not currently expose us to sufficient risk to warrant classification as substandard or doubtful but possess identified weaknesses are required to be classified as either watch or special mention assets.  Our determination of the classification of our assets and the amount of our valuation allowances is subject to review by the Office of the Comptroller of the Currency (“OCC”), which can order the establishment of additional loss allowances.

Early indicator loan grades are used to identify and track potential problem loans which do not rise to the levels described for substandard, doubtful or loss.  The grades for watch and special mention are assigned to loans which have been criticized based upon known characteristics such as periodic payment delinquency or stale financial information from the borrower and/or guarantors.  Loans identified as criticized (watch and special mention) or classified (substandard, doubtful, or loss) are subject to monthly problem loan reporting.

    The following table represents the internally assigned grades as of September 30, 2011 by type of loan:

	One- to four- family first mortgages	One- to four- family home equity	Commercial Real Estate	Commercial Business	Multifamily residential	Manufactured housing	Auto and other consumer	Total
(in thousands)
Grade:
Pass	$86,618	$37,376	$65,368	$11,108	$38,753	$17,242	$10,388	$266,853
Watch	13,839	3,045	5,261	2,467	208	1,607	1,097	27,524
Special Mention	1,650	395	180	39	-	116	19	2,399
Substandard	2,744	842	2,721	106	-	108	75	6,596
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Total	$104,851	$41,658	$73,530	$13,720	$38,961	$19,073	$11,579	$303,372

    The following table represents the internally assigned grades as of December 31, 2010 by type of loan:

	One-to-four family first mortgages	One-to-four family home equity	Commercial Real Estate	Commercial Business	Multifamily residential	Manufactured housing	Auto and other consumer	Total
(in thousands)
Grade:
Pass	$101,087	$43,015	$66,749	$14,456	$30,887	$19,925	$12,071	$288,190
Watch	2,749	447	-	-	-	-	-	3,196
Special Mention	326	124	676	167	-	-	5	1,298
Substandard	3,438	1,243	2,106	55	-	118	33	6,993
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
					-
Total	$107,600	$44,829	$69,531	$14,678	$30,887	$20,043	$12,109	$299,677

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements

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

    The following table presents the recorded investment in nonaccrual loans as of September 30, 2011 by type of loan:

Balance
(in thousands)

One- to four- family first mortgage	$1,851
One- to four- home equity	600
Commercial business	170
Commercial real estate	1,164
Manufactured housing	82
Auto and other consumer	72
Total	$3,939

    The following table presents the recorded investment in nonaccrual loans as of December 31, 2010 by type of loan:

Balance
(in thousands)

One- to four- family first mortgage	$2,506
One- to four- family home equity	392
Total	$2,898

    Nonperforming Loans.  Loans are considered nonperforming when they are placed on nonaccrual and/or when they are considered to be troubled debt restructurings.

    The following table represents the credit risk profile based on payment activity as of September 30, 2011 by type of loan:

	One- to four- family first mortgages	One- to four- family home equity	Commercial real estate	Commercial business	Multifamily residential	Manufactured housing	Auto and other consumer	Total
	(in thousands)

Performing	$101,881	$40,829	$71,369	$13,426	$38,961	$18,991	$11,463	$296,920
Nonperforming	2,970	829	2,161	294	-	82	116	6,452

Total	$104,851	$41,658	$73,530	$13,720	$38,961	$19,073	$11,579	$303,372

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements

    The following table represents the credit risk profile based on payment activity as of December 31, 2010 by type of loan:

	One-to-four family first mortgages	One-to-four family home equity	Commercial real estate	Commercial business	Multifamily residential	Manufactured housing	Auto and other consumer	Total
	(in thousands)
Performing	$101,805	$43,345	$69,531	$14,678	$30,887	$20,043	$12,094	$292,383
Nonperforming	5,795	1,484	-	-	-	-	15	7,294

Total	$107,600	$44,829	$69,531	$14,678	$30,887	$20,043	$12,109	$299,677

    The following table represents the aging of the recorded investment in past due loans as of September 30, 2011 by type of loan:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Greater Than 90 Days Past Due and Still Accruing Interest	Total Past Due	Current	Total Loans
	(in thousands)
One- to four- family first mortgages	$-	$1,521	$1,833	$-	$3,354	$101,497	$104,851
One- to four- family home equity	832	532	440	-	1,804	39,854	41,658
Commercial real estate	43	-	-	-	43	73,487	73,530
Commercial business	106	-	106	-	212	13,508	13,720
Multifamily residential	-	-	-	-	-	38,961	38,961
Manufactured housing	101	-	82	-	183	18,890	19,073
Auto and other consumer	217	6	4	-	227	11,352	11,579
				-
Total	$1,299	$2,059	$2,465	$-	$5,823	$297,549	$303,372

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements

    The following table represents the aging of the recorded investment in past due loans as of December 31, 2010 by type of loan:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Greater Than 90 Days Past Due and Still Accruing Interest	Total Past Due	Current	Total Loans
	(in thousands)
One-to-four family first mortgages	$-	$182	$2,506	$-	$2,688	$104,912	$107,600
One-to-four family home equity	895	116	392	-	1,403	43,426	44,829
Commercial real estate	-	367	-	-	367	69,164	69,531
Commercial business	-	-	-	-	-	14,678	14,678
Multifamily residential	-	-	-	-	-	30,887	30,887
Manufactured housing	307	224	-	-	531	19,512	20,043
Auto and other consumer	162	18	-	-	180	11,929	12,109

Total	$1,364	$907	$2,898	$-	$5,169	$294,507	$299,677

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

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements

    The following table presents loans individually evaluated for impairment as of September 30, 2011 by type of loan:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	QTD Average Recorded Investment	YTD Average Recorded Investment	QTD Interest Income Recognized	YTD Interest Income Recognized
	(in thousands)
With no related allowance recorded:
One-to-four family first mortgages	$3,496	$3,496	$-	$2,437	$2,307	$44	$111
One-to-four family home equity	793	793	-	623	625	5	20
Commercial real estate	2,721	3,321	-	1,915	1,409	20	68
Commercial business	26	26	-	82	106	-	1
Multifamily residential	-	-	-	-	-	-	-
Manufactured housing	26	26	-	13	39	1	2
Auto and other consumer	55	55	-	39	55	1	2
Total	$7,117	$7,717	$-	$5,109	$4,541	$71	$204

With an allowance recorded:
One-to-four family first mortgages	$2,018	$2,054	$248	$3,658	$3,441	$5	$35
One-to-four family home equity	288	288	116	865	808	3	11
Commercial real estate	180	180	5	1,227	2,109	2	4
Commercial business	242	242	83	163	168	1	9
Multifamily residential	-	-	-	-	-	-	-
Manufactured housing	172	172	40	145	105	2	8
Auto and other consumer	76	76	19	46	49	2	5
Total	$2,976	$3,012	$511	$6,104	$6,680	$15	$72

Totals:
One-to-four family first mortgages	$5,514	$5,550	$248	$6,095	$5,748	$49	$146
One-to-four family home equity	1,081	1,081	116	1,488	1,433	8	31
Commercial real estate	2,901	3,501	5	3,142	3,518	22	72
Commercial business	268	268	83	245	274	1	10
Multifamily residential	-	-	-	-	-	-	-
Manufactured housing	198	198	40	158	144	3	10
Auto and other consumer	131	131	19	85	104	3	7
Total	$10,093	$10,729	$511	$11,212	$11,222	$86	$276

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements

    The following table presents loans individually evaluated for impairment as of December 31, 2010 by type of loan:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(in thousands)
With no related allowance recorded:
One-to-four family first mortgages	$1,414	$1,414	$-
One-to-four family home equity	452	452	-
Commercial real estate	509	509	-
Commercial business	138	138	-
Multifamily residential	-	-	-
Manufactured housing	-	-	-
Auto and other consumer	23	23	-
Total	$2,536	$2,536	$-

With an allowance recorded:
One-to-four family first mortgages	$5,262	$5,427	$504
One-to-four family home equity	1,442	1,442	509
Commercial real estate	2,273	2,273	39
Commercial business	84	84	1
Multifamily residential	-	-	-
Manufactured housing	118	118	58
Auto and other consumer	15	15	6
Total	$9,194	$9,359	$1,117

Totals:
One-to-four family first mortgages	$6,676	$6,841	$504
One-to-four family home equity	1,894	1,894	509
Commercial real estate	2,782	2,782	39
Commercial Business	222	222	1
Multifamily residential	-	-	-
Manufactured Housing	118	118	58
Auto and other consumer	38	38	6
Total	$11,730	$11,895	$1,117

    The average investment in impaired loans was $11.3 million and $13.4 million at September 30, 2011 and December 31, 2010, respectively.  Forgone interest on nonaccrual loans was $276,000 and $259,000 at September 30, 2011 and December 31, 2010, respectively.  There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual, TDR or impaired at September 30, 2011 or December 31, 2010.

    Troubled debt restructurings.  As a result of adopting the amendments in Accounting Standards Update No. 2011-02, the Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year (January 1, 2011) for identification as troubled debt restructurings.  The Company identified no troubled debt restructurings for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology.  The amendments in Accounting Standards Update No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired.  At the end of the first interim period of adoption (September 30, 2011), there were no newly identified receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35.

    There were no available commitments for troubled debt restructurings outstanding as of September 30, 2011 or December 31, 2010.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements

    Loans classified as troubled debt restructurings totaled $2.5 million at September 30, 2011.  There were $4.4 million and $5.6 million loans classified as troubled debt restructurings at December 31, 2010 and September 30, 2010, respectively.  A troubled debt restructuring is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession of some kind.  The Company has granted a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:

Rate Modification:  A modification in which the interest rate is changed.

Term Modification:  A modification in which the maturity date, timing of payments, or frequency of payments is changed.

Payment Modification:  A modification in which the dollar amount of the payment is changed.  Interest only modifications in which a loan in converted to interest only payments for a period of time are included in this category.

Combination Modification:  Any other type of modification, including the use of multiple categories above.

    The following tables present restructured loans by accrual versus nonaccrual status and by loan class as of September 30, 2011:
	September 30, 2011
	Accrual Status	Nonaccrual Status	Total Modifications
	(in thousands)
One- to- four family first mortgages	$1,119	$-	$1,119
One- to- four family home equity	229	-	229
Commercial real estate	997	-	997
Commercial business	124	-	124
Auto and other consumer	44	-	44
Total	$2,513	$-	$2,513

    The following table presents newly restructured loans by type of modification that occurred during the three months ended September 30, 2011
Three months ended September 30, 2011
	Number of Contracts	Rate Modifications	Term Modifications	Interest Only Modifications	Payment Modifications	Combination Modifications	Total Modifications
(in thousands)
One- to- four family first mortgages	-	$-	$-	$-	$-	$-	$-
One- to- four family home equity	-	-	-	-	-	-	-
Commercial real estate	1	-	-	-	-	997	997
Commercial business	-	-	-	-	-	-	-
Auto and other consumer	-	-	-	-	-	-	-
Total	1	$-	$-	$-	$-	$997	$997

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements

    The following table presents newly restructured loans by type of modification that occurred during the nine months ended September 30, 2011

	Nine months ended September 30, 2011
	Number of Contracts	Rate Modifications	Term Modifications	Interest Only Modifications	Payment Modifications	Combination Modifications	Total Modifications
		(in thousands)
One- to- four family first mortgages	-	$-	$-	$-	$-	$-	$-
One- to- four family home equity	-	-	-	-	-	-	-
Commercial real estate	1	-	-	-	-	997	997
Commercial business	-	-	-	-	-	-	-
Auto and other consumer	1	-	-	-	-	44	44
Total	2	$-	$-	$-	$-	$1,041	$1,041

    For the periods presented in the tables above, the outstanding recorded investment in commercial real estate was $1.6 million pre-modification and $997,000 post-modification.  The outstanding recorded investment in other consumer loans was the same pre and post modification.

    The following table represents financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the three and nine months ended September 30, 2011:
	Three months ended September 30, 2011	Nine months ended September 30, 2011

One- to- four family first mortgages	$1,119	$1,119
One- to- four family home equity	229	229
Total	$1,348	$1,348

    For the preceding table, a loan is considered in default when a payment is 30 days past due.  None of the defaults have reached 90 days past due and therefore are not considered nonaccrual.

    The Company had no commitments to extend additional credit to borrowers owing receivables whose terms have been modified in troubled debt restructurings.  All troubled debt restructurings are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the Allowance for Loan Losses.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements

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

    The following table presents the balances of assets measured at fair value on a recurring basis at September 30, 2011:

	Fair Value at September 30, 2011
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Mortgage Servicing Rights	$2,683	$-	$-	$2,683
Agency Mortgage-backed Securities	61	-	61	-
Non-agency Mortgage-backed Securities	3,077	-	3,077	-

	Fair Value at December 31, 2010
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Mortgage Servicing Rights	$3,200	$-	$-	$3,200
Agency Mortgage-backed Securities	61	-	61	-
Non-agency Mortgage-backed Securities	4,480	-	4,480	-

    For the nine months ended September 30, 2011, there were no transfers between Level 1 and Level 2 or between Level 2 and Level 3.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements

    The following table presents the balance of assets measured at fair value on a nonrecurring basis and the total losses resulting from these fair value adjustments:

	Fair Value at September 30, 2011				Nine Months Ended September 30, 2011
Description	Total	Level 1	Level 2	Level 3	Total Losses
	(in thousands)
Loans Held for Sale	$1,129	$-	$1,129	$-	$-
OREO and Repossessed Assets	3,191	-	-	3,191	958
Impaired Loans	10,093	-	-	10,093	1,719

	Fair Value at December 31, 2010				Year Ended December 31, 2010
Description	Total	Level 1	Level 2	Level 3	Total Losses
	(in thousands)
Loans Held for Sale	$902	$-	$902	$-	$-
OREO and Repossessed Assets	2,625	-	-	2,625	461
Impaired Loans	11,730	-	-	11,730	3,944

    There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at September 30, 2011 or December 31, 2010.

    The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the nine months ended September 30, 2011 and 2010:

Mortgage Servicing Rights

Beginning balance as of January 1, 2011	$3,200
Servicing rights that result from transfers of financial assets	329
Other changes in Fair Value	(235)
Net disposals of servicing rights	(611)
Transfers in and/or out of Level 3	-
Ending balance at September 30, 2011	$2,683

Mortgage Servicing Rights

Beginning balance at January 1, 2010	$3,327
Adoption of fair value option on mortgage servicing rights	39
Fair Value as of January 1, 2010	3,366
Servicing rights that result from transfers of financial assets	392
Other changes in Fair Value	(209)
Net disposals of servicing rights	(671)
Transfers in and/or out of Level 3	-
Ending balance at September 30, 2010	$2,878

          SOUND FINANCIAL, INC. AND SUBSIDIARY
           Selected Notes to Condensed Consolidated Financial Statements

    The estimated fair value of the Company’s financial instruments is summarized as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:	(in thousands)
Cash and cash equivalents	$13,039	$13,039	$9,092	$9,092
Available for sale securities	3,138	3,138	4,541	4,541
FHLB Stock	2,444	2,444	2,444	2,444
Loans held for sale	1,129	1,129	902	902
Loans, net	298,939	301,521	294,810	295,161
Accrued interest receivable	1,196	1,196	1,280	1,280
Bank-owned life insurance, net	6,918	6,918	6,729	6,729
Mortgage servicing rights	2,683	2,683	3,200	3,200

Financial liabilities:
Demand deposits	$168,051	$168,051	$148,111	$148,111
Time deposits	131,795	132,843	130,383	131,503
Borrowings	8,667	8,639	24,849	24,624
Accrued interest payable	76	76	121	121
Advance payments from borrowers for taxes and insurance	520	520	252	252

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

    Loans Held for Sale - Residential mortgage loans held for sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. At September 30, 2011, loans held for sale were carried at cost, which approximates fair value.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements

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

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements

Note 7 – Borrowings

    The Company utilizes a loan agreement with the FHLB of Seattle. The terms of the agreement call for a blanket pledge of a portion of the Company’s mortgage and commercial real estate portfolio based on the outstanding balance.  At September 30, 2011, the amount available to borrow under this agreement is approximately 35% of total assets, or up to $118.9 million, subject to the availability of eligible collateral.  The Company had outstanding borrowings under this arrangement of $8.7 million and $24.8 million at September 30, 2011 and December 31, 2010, respectively.

    The Company participates in the Federal Reserve Bank’s Borrower-in-Custody program, which gives the Company access to overnight borrowings from the discount window.  The terms of the program call for a pledge of specific assets.  The Company had unused borrowing capacity under this program of $24.1 million and $24.9 million at September 30, 2011 and December 31, 2010, respectively.  There were no outstanding borrowings at September 30, 2011 or December 31, 2010.

    The Company has access to an unsecured line of credit from the Pacific Coast Banker’s Bank.  The line has a one-year term maturing on June 30, 2012 and is renewable annually.  As of September 30, 2011, the amount available under this line of credit is $2.0 million.  There was no outstanding balance on this line of credit as of September 30, 2011 and December 31, 2010.

Note 8 – Earnings Per Share

    Earnings per share are summarized in the following table (all figures are in thousands except earnings per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$181	$421	$1,131	$756

Weighted average number of shares outstanding, basic	2,921	2,909	2,924	2,916
Effect of dilutive stock options	-	-	-	-
Weighted average number of shares outstanding, diluted	2,921	2,909	2,924	2,916

Earnings per share, basic	$0.06	$0.14	$0.39	$0.26
Earnings per share, diluted	$0.06	$0.14	$0.39	$0.26

    For the three and nine month periods ended September 30, 2011 and 2010, all options were anti-dilutive and were not included in the calculation for diluted earnings per share.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements

Note 9 – Stock-based Compensation

    Stock Options and Restricted Stock

    In 2008, the Board of Directors adopted and stockholders approved an Equity Incentive Plan (the “Plan”).  The Plan permits the grant of restricted stock units, stock options, and stock appreciation rights. Under the Plan, 144,455 shares of common stock were approved for awards for stock options and stock appreciation rights and 57,782 shares of common stock were approved for awards for restricted stock and restricted stock units.

    On January 27, 2009, the Compensation Committee of the Board of Directors of the Company awarded shares of restricted stock and stock options to directors, executive officers and employees of the Company and the Bank, pursuant to the Plan. The Company granted 25,998 non-qualified stock options and 82,400 incentive stock options to certain directors and employees.  The Company also granted 52,032 shares of restricted stock to certain directors and employees. During the period ended September 30, 2011, share based compensation expense totaled $99,000 for both stock options and restricted stock.  All of the awards vest in 20 percent annual increments commencing one year from the grant date. The options are exercisable for a period of 10 years from the date of grant, subject to vesting. Half of the stock options granted to each of the award recipients were at an exercise price of $7.35, which was the fair market value of the Company’s common stock on the grant date. The remaining half of the stock options granted to each of the award recipients were at an exercise price of $8.50, which was $1.15 above the fair market value of the Company’s common stock on the grant date. The vesting date for options and restricted stock is accelerated in the event of the grantee’s death, disability or a change in control of the Company.

    There were 21,680 exercisable stock options as of September 30, 2011. The aggregate intrinsic value of the stock options as of September 30, 2011 was $0.

    The following is a summary of the Company’s stock option plan awards during the period ended September 30, 2011:
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at the beginning of the year	108,398	$7.93	8.34	$-
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30, 2011	108,398	$7.93	7.33	$-
Exercisable	21,680	$7.93	7.33	$-
Expected to vest, assuming a 0% forfeiture rate over the vesting term	108,398	$7.93	7.33	$-

    As of September 30, 2011, there was $130,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized over the remaining weighted-average vesting period of 2.33 years.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

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

    The following is a summary of the Company’s nonvested restricted stock awards for the period ended September 30, 2011:
Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share

Non-vested at January 1, 2011	41,626	$7.35
Granted	-	-
Vested	10,406	$7.35
Forfeited	-	-
Non-vested at September 30, 2011	31,220	$7.35	$6.50

Expected to vest assuming a 0% forfeiture rate over the vesting term	31,220	$7.35	$6.50

    The aggregate intrinsic value of the nonvested restricted stock awards as of September 30, 2011 was $203,000.

    As of September 30, 2011, there was $179,000 of unrecognized compensation cost related to nonvested restricted stock awards granted under the Plan remaining.  The cost is expected to be recognized over the weighted-average vesting period of 2.33 years.

    In November 2008, the Board of Directors authorized management to repurchase up to 57,782 shares of the Company’s outstanding stock over a twelve-month period in order to fund the restricted stock awards made under the Plan, of which 45,800 shares were repurchased.

    Employee Stock Ownership Plan

    In January 2008, the ESOP borrowed $1,155,600 from the Company to purchase common stock of the Company. The loan is being repaid principally by the Bank through contributions to the ESOP over a period of ten years. The interest rate on the loan is fixed at 4.0% per annum.  As of September 30, 2011, the remaining balance of the ESOP loan was $858,000.  Neither the loan nor the related interest is reflected on the condensed consolidated financial statements.

    At September 30, 2011, the ESOP was committed to release 11,556 shares of the Company’s common stock to participants and held 80,892 unallocated shares remaining to be released in future years.  The fair value of the 80,892 restricted shares held by the ESOP trust was $526,000 at September 30, 2011.  ESOP compensation expense included in salaries and benefits was $68,000 for the nine month period ended September 30, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Sound Financial, Inc. (the “Company”) is the holding company and sole stockholder of Sound Community Bank (the “Bank”).  Sound MHC, a mutual holding company, owns 55% of the outstanding stock of the Company.  The Management Discussion and Analysis in Item 7 of the Company’s Form 10-K Annual Report filed with the SEC on March 31, 2011 contains an overview of the Company’s and the Bank’s business and history under the heading “General.”  This discussion updates that disclosure for the nine months ended September 30, 2011.

During the year, the Company continued to encounter a number of challenges but also met or exceeded a number of its goals.  Our market area continues to struggle economically, particularly with high unemployment levels and reduced housing prices, which resulted in elevated levels of loan delinquencies, problem assets and foreclosures, decreased demand for our products and services and a decline in the value of our loan collateral.  If market conditions do not improve or become more severe, this negative impact on our business, financial condition and earnings may increase.  Even under these economic conditions, we were able to meet our goal of diversifying our loan portfolio by expanding our commercial real estate and multifamily lending business.  The Company continues to focus on expanding its commercial business and commercial real estate loan portfolio, which grew to $126.2 million or 42.2% of our net loan portfolio at September 30, 2011, compared to $115.1 million or 39.0% of our net loan portfolio at December 31, 2010.   The primary driver of the growth of our commercial real estate portfolio is multifamily loans, which grew to $39.0 million, or 13.0%, of our net loan portfolio at September 30, 2011, compared to $30.9 million, or 10.5%, of our net loan portfolio at December 31, 2010.  The increased level of commercial business, commercial real estate and multifamily loans has had a positive impact on our net interest income and helped to further diversify our loan portfolio mix.

In addition, as part of our business, we continue to focus on mortgage loan originations.  We originated $45.0 million and $51.8 million in one- to four-family residential mortgage loans during the nine months ended September 30, 2011 and 2010, respectively.  During those same periods, we sold $33.0 million and $39.8 million, respectively, of those loans to Fannie Mae with servicing retained.  The decreased one- to four-family residential mortgage loan originations and sales in 2011 reflects lower consumer demand in the marketplace for purchase financing and refinancing.

As previously reported, the Company and the Bank were each under a Memorandum of Understanding (“MOU”) with the OTS (which was merged with and into the OCC on July 21, 2011) to address the regulator’s concerns about certain deficiencies or weaknesses at the Bank.  In July 2011, the Company’s MOU was lifted and the Bank’s MOU was modified to remove the prohibition relating the Bank’s ability to pay dividends to the Company.  One of the requirements under the Bank’s MOU is that it must continue to maintain an 8.0% core capital ratio and a 12.0% total risk-based capital ratio, after funding an adequate allowance for loan and lease losses.  At September 30, 2011, the Bank’s core and total risk-based capital ratios were 8.18% and 12.23%, respectively.  See “- Capital.”  The Board of Directors believes that the Bank MOU will not constrain the Bank’s or the Company’s business.

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

Business and Operating Strategies and Goals

The Management Discussion and Analysis in Item 7 of the Company’s Form 10-K Annual Report filed with the SEC on March 31, 2011 contains an overview of the Company’s and the Bank’s business and operating strategies and goals.  This discussion updates that disclosure for the nine months ended September 30, 2011.

Continue to grow capital through improved earnings.  Through balance sheet management, pricing and lower cost funds, we seek to optimize our interest rate margin while managing our interest rate risk.  Our net interest income during 2011 was lower than the same period in 2010.  Our noninterest income was lower than the same period in 2010.  We seek new sources of non-interest income by emphasizing selective products and services that provide diversification of revenue sources, including interest income, fees and servicing income.  We also continue to manage operating expenses while continuing to provide superior personal service to our customers.  Operating expenses were lower during 2011 compared to the same period in 2010.  Our provision for loan losses was higher in 2011 than the same period in 2010, reflecting continuing weakness in the economy both nationally and in the markets where we do business.  The Bank achieved net income of $1.1 million in the nine months ended September 30, 2011 compared to $756,000 in the same period in 2010.  Our goal is to maintain or increase our Tier I and Risk-Based capital ratios.

Emphasizing lower cost core deposits to reduce the funding costs of our loan growth.  Our weighted average cost of funds was 46 basis points lower year to date in 2011 at 0.89% compared to 1.35% for the same period in 2010.  This decrease was the result of lower market rates on deposits, a higher percentage of deposits in low or noninterest-bearing accounts during the year and both lower balances and market rates on borrowings.

Maintaining high asset quality.  We worked to improve asset quality that declined in recent years due to declining economic conditions.  Our percentage of non-performing assets to total assets decreased to 2.84% at September 30, 2011 from 2.96% at December 31, 2010.  At the same time, net charge-offs to average loans outstanding increased to 1.69% for the first nine months of 2011 compared to 1.18% during the same period in 2010.  We remain focused on improving asset quality through a difficult economic period.

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

General.  Total assets increased by $5.0 million, or 1.5%, to $339.6 million at September 30, 2011 from $334.6 million at December 31, 2010.  This increase consisted primarily of a $3.9 million, or 43.4%, increase in cash and cash equivalents, a $4.1 million, or 1.4% increase in net loans.  These increases were offset by a $1.4 million, or 30.9% decrease, in available-for-sale securities and a $1.1 million, or 19.0%, decrease in other assets.

Cash and Securities.  We increased our on-balance sheet liquidity position during the nine months ended September 30, 2011 as a result of strong deposit growth.  While the Company has access to significant off-balance sheet sources of liquidity, it is focused on increasing on-balance sheet liquidity.  Cash and cash equivalents increased by $3.9 million, or 43.4%, to $13.0 million at September 30, 2011, as the Company was successful in attracting deposits while paying down FHLB advances.  Available-for-sale securities, which consist primarily of non-agency mortgage-backed securities, decreased by $1.4 million, or 30.9%, to $3.1 million at September 30, 2011.  This decrease reflects investment sales, pay downs and other-than-temporary impairment on our non-agency mortgage-backed security portfolio.

At September 30, 2011, our available-for-sale securities portfolio consisted of $61,000 in U.S.-agency and $3.1 million in non-agency mortgage backed securities, of which, all five non-U.S. agency securities were in an unrealized loss position.  The unrealized losses are the result of changes in interest rates and market illiquidity that caused a decline in the fair value of these securities since they were purchased.  Non-U.S. agency securities present a higher credit risk than U.S. agency mortgage-backed securities.  In order to monitor the increased risk, management receives and reviews a quarterly credit surveillance report from a third party which evaluates these securities based on a number of factors, including original credit scores, loan-to-value ratios, geographic locations, delinquencies and loss histories of the underlying mortgage loans, in order to project future losses based on various home price depreciation scenarios over a three-year horizon.  Based on these reports, management ascertains the appropriate value for these securities and, in 2011, we recorded an other-than-temporary impairment charge of $96,000 on three of these non-agency securities.  The current market environment significantly limits our ability to mitigate our exposure to value changes in these more risky securities by selling them, and we do not anticipate these conditions changing significantly during the remainder of 2011.  Accordingly, if the market and economic environment impacting the loans supported by these securities continues to deteriorate, we could determine that additional other-than-temporary impairment charges must be recorded on these securities, as well as on other securities in our portfolio, and our future earnings, equity, regulatory capital and ongoing operations could be materially adversely affected.

Our investment portfolio at September 30, 2011, also included $2.4 million in Federal Home Loan Bank stock, which we are required to own in order to obtain advances from the Federal Home Loan Bank of Seattle.  Federal Home Loan Bank stock is carried at par and does not have a readily determinable fair value.  Ownership of Federal Home Loan Bank stock is restricted to the Federal Home Loan Bank member institutions, and can only be purchased and redeemed at par of $100.  Due to ongoing turmoil in the capital and mortgage markets, the Federal Home Loan Bank of Seattle has a risk-based capital deficiency largely as a result of write-downs on its private label mortgage-backed securities portfolios.  Management evaluates our Federal Home Loan Bank stock for potential impairment.  Management’s determination of whether this investment is impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value.  We have determined there is not an other-than-temporary impairment on our Federal Home Loan Bank stock investment as of September 30, 2011.

However, continued deterioration in the Federal Home Loan Bank of Seattle’s financial condition may result in impairment in the value of our Federal Home Loan Bank stock.  On October 25, 2010, the Federal Home Loan Bank entered into a consent order with its primary regulator; however, the impact of that order on its conditions or operations over time is unknown.  We continue to monitor the financial condition of the Federal Home Loan Bank as it relates to, among other things, the recoverability of our investment in its stock.

Loans.  Our gross loan portfolio, excluding loans held for sale, increased $3.7 million, or 1.2%, from $299.2 million at December 31, 2010 to $302.9 million at September 30, 2011.  Loans held for sale increased from $902,000 at December 31, 2010, to $1.1 million at September 30, 2011, reflecting primarily the timing of transactions at the end of the period, as compared to the end of 2010.

The following table reflects the changes in the types of loans in our loan portfolio at September 30, 2011 as compared to the end of 2010:

	September 30, 2011	December 31, 2010	Amount Change	Percent Change
	(Dollar amounts in thousands)
One-to-four family loans
First mortgages	$104,851	$107,600	$(2,749)	-2.6%
Home equity	41,658	44,829	(3,171)	-7.1%
	146,509	152,429	(5,920)	-3.9%
Commercial loans
Commercial real estate	73,530	69,531	3,999	5.8%
Multifamily residential	38,961	30,887	8,074	26.1%
Business term loans and lines of credit	13,720	14,678	(958)	-6.5%
	126,211	115,096	11,115	9.7%
Consumer loans
Manufactured housing	19,073	20,043	(970)	-4.8%
Auto and other consumer	11,579	12,109	(530)	-4.4%
	30,652	32,152	(1,500)	-4.7%

Deferred loan origination fees	(426)	(431)	5	1.2%
Total loans, gross	302,946	299,246	3,700	1.2%

Allowance for loan losses	(4,007)	(4,436)	429	9.7%
Total loans, net	$298,939	$294,810	$4,129	1.4%

The most significant changes in our loan portfolio during the nine month period ended September 30, 2011 consisted of increases in multifamily residential and commercial real estate loans and decreases in residential mortgages and home equity loans.  The increase in multifamily residential and commercial real estate loans is consistent with our operating strategy of growing and diversifying our loan portfolio.  The decrease in residential mortgages reflects a $4.7 million bulk sale of seasoned residential mortgages to Fannie Mae with servicing retained coupled with lower overall consumer demand, particularly in refinancing.  Refinancing activity picked up in the third quarter due to record low interest rates, but not enough to offset lower demand earlier in the year.  The sale of seasoned mortgages was completed to manage the size of the Company’s balance sheet as well as generate additional funds to lend to borrowers.

Mortgage Servicing Rights.  At September 30, 2011, we had $2.7 million in mortgage servicing rights recorded at fair value, compared to $3.2 million at December 31, 2010.  We estimate the fair value of our mortgage servicing rights using a discounted cash flow model based on market information from a third party.  We record mortgage servicing rights on loans sold to Fannie Mae with servicing retained.  Additionally, on November 30, 2009, the Company acquired a $339 million loan servicing portfolio from another financial institution.  These loans are 100% owned by Fannie Mae and are subserviced under an agreement with a third party loan servicer who performs all servicing including payment processing, reporting and collections.  The Bank stratifies its capitalized mortgage servicing rights based on the type, term and interest rates of the underlying loans.  The fair market value of the mortgage servicing asset decreased by $491,000 for the quarter ended September 30, 2011 compared to a decrease of $284,000 for the quarter ended September 30, 2010.

Delinquencies and Nonperforming Assets.  As of September 30, 2011, loans delinquent 60 to 89 days were $2.1 million or 0.68% of gross loans, compared to $507,000 or 0.17% of gross loans at December 31, 2010.  The increase is primarily attributed to rising delinquencies on one- to four- family first mortgages.

At September 30, 2011, our nonperforming assets totaled $9.6 million, or 2.8% of total assets, compared to $9.9 million, or 3.0% of total assets at December 31, 2010.  This $276,000, or 2.8%, decrease is the result of increased credit administration efforts.  Net charge-offs increased $1.0 million, or 35.4%, to $3.9 for the nine months ended September 30, 2011 from $2.9 million in the same period of 2010. Non-performing loans to total loans decreased to 2.13% of gross loans at September 30, 2011, from 2.44% at the end of 2010.  This decrease reflects lower levels of restructured loans and foreclosures transferred to OREO.

Foreclosed and repossessed assets increased during the quarter, from $2.6 million at the end of 2010 to $3.2 million at September 30, 2011, primarily due to continued difficult economic conditions in our market areas.  During the three quarters ended September 30, 2011, we foreclosed on ten personal residences, two commercial retail property and eight mobile homes.  We sold or released interest in eleven personal residences, two commercial properties and six mobile homes.  Our largest non-performing assets at September 30, 2011, consisted of a $990,000 commercial retail building, an $860,000 commercial property zoned as a mobile home park and a $463,000 commercial property secured by land and a retail building.  We do not expect any material losses on these nonperforming assets.  We had no other foreclosed assets in excess of $300,000 at September 30, 2011.

The table below sets forth the amounts and categories of non-performing assets in our loan portfolio at the dates indicated.

	Nonperforming Assets
	September 30, 2011	December 31, 2010	Amount Change	Percent Change
	(Dollars in thousands)
Nonaccruing loans	$3,939	$2,898	$1,041	35.9%
Accruing loans 90 days or more delinquent	--	--	--	NM
Restructured loans(1)	2,513	4,396	(1,883)	-42.8%
Foreclosed and repossessed assets	3,191	2,625	566	21.6%
Total	$9,643	$9,919	$276	2.8%
(1)	Performing in accordance with restructured loan terms

In addition to the non-performing assets set forth in the table above, as of September 30, 2011, there were $2.5 million in loans with respect to which known information about possible credit problems of the borrowers have caused management to have doubts as to the abilities of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonperforming asset categories.

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

Our allowance for loan losses at September 30, 2011, was $4.0 million, or 1.32% of gross loans receivable, compared to $4.4 million, or 1.48% of gross loans receivable, at December 31, 2010.  This reflects the $3.4 million provision for loan losses established during the three quarters ended September 30, 2011 and the $3.8 million in net charge-offs on nonperforming loans during the same period.

The following table shows the adjustments in our allowance during the first nine months of 2011 as compared to the same period in 2010:

	At and for the Period Ended September 30,
	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$4,436	$3,468
Charge-offs	(3,919)	(2,893)
Recoveries	140	196
Net charge-offs	(3,779)	(2,697)
Provisions charged to operations	3,350	3,150
Balance at end of period	$4,007	$3,921

Ratio of net charge-offs during the period to average loans outstanding during the period	1.69%	1.18%

Allowance as a percentage of non- performing loans	62.1%	45.6%

Allowance as a percentage of total loans (end of period)	1.32%	1.27%

Allowance for loan losses as a percentage of loans receivable increased during the nine months ended September 30, 2011 due to the $3.4 million provision expense which was partially offset by an increase in overall loans receivable.  Allowance for loan losses as a percentage of non-performing loans increased during the nine months ended September 30, 2011 primarily as a result of a $2.2 million decrease in non-performing loans.

At September 30, 2011, specific loan loss reserves were $59,000 lower than at September 30, 2010 while general loan loss reserves were $216,000 higher.  Net charge-offs for the nine months ended September 30, 2011 were $3.8 million, or 1.69% of average loans on an annualized basis, compared to $2.6 million or 1.18% of average loans on an annualized basis for the same period in 2010.  The increase was primarily due to increased charge-offs on one-to-four family mortgages, home equity loans, and commercial real estate.

The following is an analysis of the change in the allowance for loan losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Balance, beginning of period	$4,363	$3,999	$4,436	$3,468
Provision for loan losses	1300	950	3,350	3,150
Recoveries	63	154	140	196
Charge-offs	(1,719)	(1,182)	(3,919)	(2,893)
Balance, end of period	$4,007	$3,921	$4,007	$3,921

Deposits.  Total deposits increased by $21.4 million, or 7.7%, to $299.8 million at September 30, 2011, from $278.5 million at December 31, 2010.  During 2011, we experienced a $16.7 million increase in interest-bearing deposit accounts and a $4.6 million increase in noninterest-bearing deposit accounts.  This increase is consistent with our strategy of attracting core deposits and is a result of the Company’s efforts to attract such deposits as well as macroeconomic forces including a general flight to safety due to volatile market conditions.

A summary of deposit accounts with the corresponding weighted average cost of funds is presented below

	As of September 30, 2011		As of December 31, 2010
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
	(Dollars in thousands)
Checking (noninterest)	$27,988	0.00%	$22,148	0.00%
NOW (interest)	22,851	0.10%	22,186	0.14%
Savings	22,235	0.11%	21,598	0.18%
Money Market	91,279	0.61%	77,257	0.69%
Escrow	3,697	0.00%	4,922	0.00%
Certificates	131,796	1.55%	130,383	2.30%
Total	299,846	0.89%	$278,494	1.29%

Borrowings.  Federal Home Loan Bank advances decreased $16.2 million, or 65.1%, to $8.7 million at September 30, 2011, with a weighted-average yield of 2.36%, from $24.8 million at December 31, 2010, with a weighted-average yield of 2.52%.  We continue to rely on Federal Home Loan Bank advances to fund interest earning asset growth when deposit growth is insufficient to fund such growth.  This reliance on borrowings, rather than deposits, may increase our overall cost of funds.  We decreased reliance on these borrowings during the nine months ended September 30, 2011 due to increases in our deposits during the period.

Equity.  Total equity increased $1.3 million, or 4.7%, to $28.2 million at September 30, 2011, from $26.9 million at December 31, 2010.  This reflects $1.1 million in net income for 2011 and a $44,000 improvement in accumulated other comprehensive losses.

Comparison of Results of Operation for the Three and Nine Months Ended September 30, 2011 and 2010

General. Net income decreased $240,000, or 57.0%, to $181,000 for the quarter ended September 30, 2011, compared to net income of $421,000 for the quarter ended September 30, 2010.  Primarily, the decline in net income was a result of a $350,000 higher provision for loan losses, a $207,000 higher negative fair value adjustment on mortgage servicing rights and $217,000 decrease in gain on sales of loans.  These decreases were partially offset by an increase in net interest income and decreases in most noninterest expenses including salaries and benefits, operations, regulatory, and occupancy.  The exception was losses and expenses related to the maintenance and disposition of other real estate owned and repossessed assets.

Net income increased $375,000, or 49.6%, to $1.1 million for the nine months ended September 30, 2011 compared to net income of $756,000 for the nine months ended September 30, 2010.  The improvement in earnings was mainly driven by an increase in net interest income as a result of lower cost of funds and reductions in noninterest expenses including salaries and benefits, operations, regulatory assessments, and occupancy expenses.

Interest Income.  Interest income decreased by $317,000, or 6.4%, to $4.6 million for the quarter ended September 30, 2011, from $4.9 million for the quarter ended September 30, 2010.  This decrease in interest income for the period reflects the decreased amount of average loans outstanding during the 2011 period and reduced investment balances and related interest income.  The weighted average yield on loans decreased from 6.26% for the quarter ended September 30, 2010, to 6.12% for the quarter ended September 30, 2011.  The decrease was primarily the result of the continued historically low rate environment throughout the year, competitive pricing pressures on loans to well-qualified borrowers, decreasing average balances of higher-yielding consumer loans due to lack of marketplace demand and foregone interest on impaired loans.  The decrease in the weighted average yield on loans, however, was tempered by the increase in average balances of commercial loans which typically have higher yields than residential loans though lower than consumer loans.  The weighted average yield on investments was 5.88% for the quarter ended September 30, 2011 compared to 7.29% for the same period during 2010.  This lower yield was the result of sales of higher yielding investments between the periods compared.

Interest income decreased by $661,000, or 4.5%, to $14.0 million for the nine months ended September 30, 2011, from $14.6 million for the nine months ended September 30, 2010 for the same reasons set forth above.  The weighted average yield on loans decreased from 6.25% for the nine months ended September 30, 2010, to 6.18% for the nine months ended September 30, 2011.  The weighted average yield on investments was 6.55% for the nine months ended September 30, 2011 compared to 6.25% for the same period during 2010.  The increase in yield in the nine month period was a result of the sale of investments during the 2011 period.

Interest Expense.  Total interest expense decreased $362,000, or 34.7%, to $681,000 for the quarter ended September 30, 2011, from $1.0 million for the quarter ended September 30, 2010.  This decrease reflects lower interest rates paid on interest-bearing deposits and a significant decrease in average balances of Federal Home Loan Bank advances in the 2011 period.  This was partially offset by increases in the average balances of interest-bearing deposits in the 2011 period.  Our weighted average cost of interest-bearing liabilities was 0.89% for the quarter ended September 30, 2011 compared to 1.35% for the same period in 2010.  This decrease in average rates was a result of the repricing of matured certificates of deposit that the Bank was able to retain at lower rates, lower average balances and rates paid on borrowings and the Bank’s success in attracting noninterest checking and other lower cost deposit accounts such as savings and money market accounts.

Interest paid on deposits decreased $264,000, or 29.7% to $626,000 for the quarter ended September 30, 2011, from $890,000 for the quarter ended September 30, 2010.  This decrease resulted from a decrease in the weighted average cost of deposits.  We experienced a 39 basis point decrease in the average rate paid on deposits during the quarter ended September 30, 2011 compared to the same period in 2010.  This decrease in average rates was a result of the repricing of matured certificate deposits that the Bank was able to retain at lower rates as well as an emphasis by the Bank on attracting lower-cost product types such as savings, checking and money market accounts versus certificates of deposit.  The lower deposit rates were partially offset by increases in average balances of interest-bearing deposits during the quarter.  These balances increased $6.1 million in the 2011 period compared to the same period in 2010.

Interest expense on borrowings decreased $98,000, or 64.1%, to $55,000 for the quarter ended September 30, 2011 from $153,000 for the quarter ended September 30, 2010.  The decrease resulted from a decrease of 8 basis points in our cost of borrowings from 2.44% in the 2010 period to 2.36% in the 2011 period and a $15.9 million, or 63.2%, decrease in our average balance of outstanding borrowings.

Total interest expense decreased $1.2 million, or 37.1%, to $2.1 million for the nine months ended September 30, 2011, from $3.4 million for the nine months ended September 30, 2010.  This decrease is a result of the same reasons stated above.  Our weighted average cost of interest-bearing liabilities was 0.94% for the nine months ended September 30, 2011 compared to 1.44% for the same period in 2010.

Interest paid on deposits decreased $999,000, or 34.5%, to $1.9 million for the nine months ended September 30, 2011, from $2.9 million for the nine months ended September 30, 2010.  This decrease resulted from a decrease in the weighted average cost of deposits and a $1.8 million decrease in the average balance of interest-bearing deposits outstanding during the 2011 period.  We experienced a 46 basis point decrease in the average rate paid on deposits during the nine months ended September 30, 2011 compared to the same period in 2010.  This decrease in average rates was a result of the repricing of matured certificate deposits that the Bank was able to retain at significantly lower rates as well as lower interest rates paid on existing savings, interest bearing checking and money market accounts and an emphasis by the Bank on attracting lower-cost product types such as savings, checking and money market accounts versus certificates of deposit.

Interest expense on borrowings decreased $248,000, or 52.7%, to $223,000 for the nine months ended September 30, 2011 from $471,000 for the nine months ended September 30, 2010.  The decrease resulted from a decrease of 77 basis points in our cost of borrowings from 2.61% in the 2010 period to 1.84% in the 2011 period and a $7.9 million, or 32.9%, decrease in our average balance of outstanding borrowings at the Federal Home Loan Bank.

Net Interest Income.  Net interest income increased $45,000, or 1.2%, to $3.9 million for the quarter ended September 30, 2011, from $3.9 million for the quarter ended September 30, 2010.  The increase in net interest income for the 2011 period primarily resulted from lower rates on deposits and lower average balances of borrowings.  Our net interest margin was 5.2% for the quarter ended September 30, 2011, compared to 4.9% for the quarter ended September 30, 2010.

Net interest income increased $586,000, or 5.2%, to $11.8 million for the nine months ended September 30, 2011, from $11.3 million for the nine months ended September 30, 2010.  The increase in net interest income for the 2011 period primarily resulted from the lower rates on interest-bearing deposits and significantly lower average balances of outstanding borrowings.  Our net interest margin was 5.25% for the nine months ended September 30, 2011, compared to 4.67% for the nine months ended September 30, 2010.

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

A provision of $1.3 million was made during the quarter ended September 30, 2011, compared to provision of $950,000 during the quarter ended September 30, 2010.  A provision of $3.4 million was made during the nine months ended September 30, 2011, compared to a provision of $3.2 million during the nine months ended September 30, 2010.  The provision was higher in the quarter and nine months ended September 30, 2011 compared to the prior quarter and the nine month period due to higher charge offs in 2011.  Overall, the Company believes that elevated levels of nonperforming assets and charge-offs will continue until the housing market, unemployment, and general economic market conditions begin to show an extended period of recovery

At September 30, 2011, the annualized percentage of net charge-offs to average loans increased 51 basis points to 1.69% from 1.18% at September 30, 2010.  The ratio of non-performing loans to total loans increased from 0.99% at September 30, 2010 to 2.13% at September 30, 2011.  See “- Comparison of Financial Condition at September 30, 2011 and December 31, 2010 -- Delinquencies and Non-Performing Assets” for more information on non-performing loans during 2011.

Noninterest Income.  Noninterest income decreased $446,000, or 62.6%, to $266,000 during the quarter ended September 30, 2011, compared to $712,000 during the quarter ended September 30, 2010 as reflected below:

	Quarter Ended September 30,		Amount	Percent
	2011	2010	Change	Change
	(Dollars in thousands)
Service charges and fee income	$516	559	(43)	7.7%
Earnings on cash surrender value of bank owned life insurance	61	66	(5)	7.6%
Mortgage servicing income	110	75	35	46.7%
Fair value adjustment on mortgage servicing rights	(491)	(284)	(207)	72.9%
Other-than-temporary impairment losses	(56)	(47)	(9)	19.2%
Gain on sale of loans	126	343	(217)	-63.3%

Service charges and fee income decreased primarily as a result of lower NSF revenue.  Mortgage servicing income increased due to higher average balances of serviced loans.  The fair value adjustment on mortgage servicing rights was impacted by the increasing prepayment speeds which resulted in a lower market value of the asset.  The decrease in the gain on sale of loans is a result of variability in the interest rate environment for residential mortgages and is primarily a product of timing and lower volumes of loans originations in the 2011 period compared to 2010.

Noninterest income decreased $613,000, or 25.0%, to $1.8 million during the nine months ended September 30, 2011, compared to $2.5 million during the nine months ended September 30, 2010, as reflected below:

	Nine Months Ended September 30,		Amount	Percent
	2011	2010	Change	Change
	(Dollar amounts in thousands)
Service charges fee income	$1,514	$1,637	$(123)	-7.5%
Earnings on cash surrender value of bank owned life insurance	189	200	(11)	-5.5%
Mortgage servicing income	318	382	(64)	-16.8%
Fair value adjustment on mortgage servicing rights	(235)	(197)	(38)	19.3%
Gain (loss) on sale of securities	(33)	64	(97)	-151.6%
Other-than-temporary impairment losses	(96)	(98)	2	-2.0%
Loss on sale of fixed assets	(80)	-	(80)	NM
Gain on sale of loans	263	465	(202)	-43.4%
____________
NM – not meaningful

Service charges and fee income decreased as a result of lower NSF revenue.  Mortgage servicing income decreases and the fair value adjustment changed for the same reasons as mentioned above.  Other-than-temporary impairment losses were lower in the 2011 period as a result of our ongoing evaluation of possible credit losses.  The loss on sale of securities was the result of non-agency mortgage backed securities sales.  The loss on sale of fixed assets was a result of the sale of a commercial building acquired during the purchase of branches from 1st Security Bank of Washington in November 2009.  The decrease in the gain on sale of loans is a result of variability in the interest rate environment for residential mortgages and is primarily a product of timing and lower volumes of loan originations in the 2011 period compared to 2010.

Noninterest Expense.  Noninterest expense decreased $376,000, or 12.3%, to $2.7 million during the quarter ended September 30, 2011, compared to $3.1 million during the same period in 2010, as reflected below:

	Quarter Ended September 30,		Amount	Percent
	2011	2010	Change	Change
	(Dollar amounts in thousands)
Salaries and benefits	$1,189	$1,353	$(164)	-12.1%
Operations	602	750	(148)	-19.7%
Regulatory assessments	103	205	(102)	-49.8%
Occupancy	288	328	(40)	-12.2%
Data processing	218	212	6	2.8%
Losses and expenses on sale of OREO and repossessed assets	274	202	72	35.6%

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

Non-interest expense decreased $793,000, or 8.3%, to $8.7 million during the nine months ended September 30, 2011, compared to $9.5 million during the same period in 2010, as reflected below:

	Nine Months Ended September 30,		Amount	Percent
	2011	2010	Change	Change
Salaries and benefits	$3,942	$4,513	$(571)	-12.7%
Operations	1,869	2,397	(528)	-22.0%
Regulatory assessments	454	644	(190)	-29.5%
Occupancy	835	1,018	(183)	-18.0%
Data processing	685	673	12	1.8%
Losses and expenses on sale of OREO and repossessed assets	958	291	667	229.2%

Changes in the nine month period are for the same reasons as mentioned for the quarter.

Income Tax Expense.   For the quarter ended September 30, 2011, we had income tax expense of $43,000 on our pre-tax income of $224,000 as compared to income tax expense of $178,000 on pre-tax income of $599,000 for the quarter ended September 30, 2010.  The effective tax rates for the quarters ended September 30, 2011 and 2010 were 19.2% and 29.8%, respectively.  For the nine months ended September 30, 2011, we had an income tax expense of $463,000 on our pre-tax income of $1.6 million as compared to an income tax expense of $272,000 on our pre-tax income of $1.0 million for the nine month period ended September 30, 2010.  The effective tax rates for the nine months ended September 30, 2011 and 2010 were 29.0% and 26.5%, respectively.

Liquidity

The Management Discussion and Analysis in Item 7 of the Company’s Form 10-K Annual Report filed with the SEC on March 31, 2011 contains an overview of the Company’s and the Bank’s liquidity management, sources of liquidity and cash flows.  This discussion updates that disclosure for the nine months ended September 30, 2011.

At September 30, 2011, the Bank had $16.2 million in cash and investment securities available for sale and $1.1 million in loans held for sale generally available for its cash needs.  Also, based on existing collateral pledged, the Bank had the ability to borrow an additional $75.6 million in Federal Home Loan Bank advances, $24.1 million through the Federal Reserve’s Discount Window and $2.0 million through Pacific Coast Banker’s Bank.  The Bank uses these sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At September 30, 2011, outstanding loan commitments, including unused lines and letters of credit totaled $37.0 million.  Certificates of deposit scheduled to mature in one year or less at September 30, 2011, totaled $67.8 million.  Based on our competitive pricing, we believe that a majority of maturing deposits will remain with the Bank.

As a separate legal entity from the Bank, the Company must provide for its own liquidity.  At September 30, 2011, the Company, on an unconsolidated basis, had $198,000 in cash, interest-bearing deposits and liquid investments generally available for its cash needs.  The Company’s principal source of liquidity is dividends from the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations.

Off-Balance Sheet Activities

In the normal course of operations, the Company engages in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  During the quarter ended September 30, 2011, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

A summary of our off-balance sheet loan commitments at September 30, 2011, is as follows:

Off-balance sheet loan commitments
(in thousands)
Commitments to extend credit	4,872
Undisbursed non-revolving lines of credit	3,356
Undisbursed revolving lines of credit	28,501
Irrevocable letters of credit	265
Total loan commitments	$36,994

Capital

The Bank is subject to minimum capital requirements imposed by regulations.  Based on its capital levels at September 30, 2011, the Bank exceeded these requirements as of that date and continues to exceed them as of the date of this report.  Based on capital levels at September 30, 2011, the Bank was considered to be well-capitalized; as defined by banking regulations.

As previously reported, the Company and the Bank were each under a MOU with the OTS (which was merged with and into the OCC on July 21,2011) to address the regulator’s concerns about certain deficiencies or weaknesses at the Bank.  During July 2011, the Company’s MOU was lifted and the Bank’s MOU was modified to remove the prohibition relating the Bank’s ability to pay dividends to the Company.  One of the requirements under the Bank’s MOU is that it must continue to maintain an 8.0% core capital ratio and a 12.0% total risk-based capital ratio, after funding an adequate allowance for loan and lease losses.  At September 30, 2011, the Bank’s core and total risk-based capital ratios were 8.18% and 12.23%, respectively.  The Board of Directors believes that the Bank MOU will not constrain the Bank’s or the Company’s business."

The following table shows the capital ratios of the Bank at September 30, 2011.

	Actual		Minimum Capital Requirements				Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions			Minimum Required Under MOU
	Amount	Ratio	Amount		Ratio		Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
Tier 1 Capital to total adjusted assets(1)	$27,763	8.18%	$13,578	≥	4.00%		$16,972	≥	5.00%	$27,155	≥	8.0%
Tier 1 Capital to risk-weighted assets(2)	$27,763	10.98%	$10,116	≥	4.00%	(3)	$15,173	≥	6.00%	-		N/A
Total Capital to risk-weighted assets(2)	$30,924	12.23%	$20,231	≥	8.00%		$25,289	≥	10.00%	$30,347	≥	12.0%
________________________
(1)	Based on total adjusted assets of $339.4 million.
(2)	Based on risk-weighted assets of $252.9 million.
(3)	The Tier 1 risk-based capital requirement for a well-capitalized institution is 6% of risk-weighted assets.

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company and is not required to provide this disclosure.

The Company provided information about market risk in Item 7A of its Form 10-K Annual Report filed with the SEC on March 31, 2011.  There have been no material changes in our market risk since our December 31, 2010 Form 10-K.

Item 4                      Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act") as of September 30, 2011, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no changes in our internal controls over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the quarter ended September 30, 2011, that has materially affected, or is likely to materially affect our internal control over financial reporting.

PART II         OTHER INFORMATION

Item 1.                     Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings.  In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A.                  Risk Factors

Not required; the Company is a smaller reporting company.

Item 2.                     Unregistered Sales of Equity Securities and use of Proceeds

Nothing to report.

Item 3.                     Defaults Upon Senior Securities

Nothing to report.

Item 4.                      Reserved

Item 5.                      Other Information

Nothing to report.

Item 6                      Exhibits
Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

3.1	Charter for Sound Financial, Inc.	*
3.2	Bylaws of Sound Financial, Inc.	**
4	Form of Stock Certificate of Sound Financial, Inc.	**
10.1	Employment Agreement with Laura Lee Stewart	*
10.2	Executive Long Term Compensation Agreement with Laura Lee Stewart	*
10.3	Executive Long Term Compensation Agreement with Patricia Floyd	*
10.4	Sound Community Incentive Compensation Achievement Plan	*
10.5	Summary of Annual Bonus Plan	*
10.6	Summary of Quarterly Bonus Plan	*
10.7	Director Fee Arrangements for 2009	***
10.8	Sound Financial, Inc. 2008 Equity Incentive Plan	***
10.9	Form of Incentive Stock Option Agreement under the 2008 Equity Incentive Plan	+
10.10	Form of Non-Qualified Stock Option Agreement under the 2008 Equity Incentive Plan	+
10.11	Form of Restricted Stock Agreement under the 2008 Equity Incentive Plan	+
10.12	Employment Agreements with executive officers Matthew Deines and Matthew Moran	++
11	Statement re computation of per share earnings	None
15	Letter re unaudited interim financial information	None
18.1	Letter re change in accounting principles	+++
19	Reports furnished to security holders	None
22	Published report regarding matters submitted to vote of security holders	None
23	Consents	None
24	Power of Attorney	None
31.1	Rule 13a–14(a) Certification of Chief Executive Officer	31.1
31.2	Rule 13a–14(a) Certification of Chief Financial Officer	31.2
32	Section 1350 Certification	32
101	Interactive Data File++++	101

*	Filed as an exhibit to the Company's Form SB–2 registration statement filed on September 20, 2007 (File No.333–146196) pursuant to Section 5 of the Securities Act of 1933.
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

                   SOUND FINANICAL, INC.

November 14, 2011                                                                                                     /s/  Laura Lee Stewart
                    Laura Lee Stewart
                        President and Chief Executive Officer

November 14, 2011                                                                                              /s/  Matthew P. Deines
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