Form 10-K
period 2011-12-31
Sound Financial, Inc.
filed 2012-03-28
CIK 1410087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
(Do not check if smaller reporting Company)

Indicate by checkmark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).  YES [   ]    NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $7.1 million.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
As of March 16, 2012, there were 2,949,045 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.Business

Special Note Regarding Forward-Looking Statements

When used in this Form 10-K the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “intends” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future performance.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including, among other things,

•	changes in economic conditions, either nationally or in our market area;

•	fluctuations in interest rates;

•
the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of our allowance for loan losses;

•	the possibility of other-than-temporary impairments of securities held in our securities portfolio;

•	our ability to access cost-effective funding;

•
fluctuations in the demand for loans, the number of unsold homes, land and other properties, and fluctuations in real estate values and both residential and commercial and multifamily real estate market conditions in our market area;

•	secondary market conditions for loans and our ability to sell loans in the secondary market;

•	our ability to attract and retain deposits;

•
our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and expected cost savings and other benefits  within the anticipated time frames or at all,;

•	legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules;

•	monetary and fiscal policies of the Federal Reserve and the U.S. Government and other governmental initiatives affecting the financial services industry;

•
results of examinations of Sound Financial and Sound Community Bank by their regulators, including the possibility that the regulators may, among other things, require us to increase our allowance for loan losses or to write-down assets, change Sound Community Bank’s regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our  liquidity and earnings;

•	increases in premiums for deposit insurance;

•	our ability to control operating costs and expenses;

•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	difficulties in reducing risks associated with the loans on our balance sheet;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;

•	computer systems on which we depend could fail or experience a security breach;

•	our ability to retain key members of our senior management team;

•	costs and effects of litigation, including settlements and judgments;

•	our ability to implement our business strategies;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;

•	our ability to pay dividends on our common stock;

•	adverse changes in the securities markets;

•	the inability of key third-party providers to perform their obligations to us;

•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and

•
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described from time to time in our filings with the Securities and Exchange Commission (“SEC”).

We wish to advise readers not to place undue reliance on any forward-looking statements and that the factors listed above could materially affect our financial performance and could cause our actual results for future periods to differ materially from any such forward-looking statements expressed with respect to future periods and could negatively affect our stock price performance.

We do not undertake and specifically decline any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

References in this document to “we,” “us,” and “our” means Sound Financial, Inc. and  its wholly-owned subsidiary, Sound Community Bank, unless the context otherwise requires.

General

Sound Financial, Inc. (“Sound Financial”) is a federally chartered stock holding company and is subject to regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”).  Sound Financial was incorporated on January 8, 2008, as part of Sound Community Bank’s reorganization into the mutual holding company form of organization.  As part of the reorganization, Sound Community Bank (i) converted to a stock savings bank as the successor to Sound Community Bank in its mutual form (which was originally chartered as a credit union in 1953); (ii) organized Sound Financial, which owns 100% of the common stock of Sound Community Bank; and (iii) organized Sound Community MHC, which acquired 54.9% of the common stock of Sound Financial in the reorganization.  Sound MHC has no other activities or operations other than its ownership of Sound Financial.  Sound Financial has no significant assets other than all of the outstanding shares of common stock of Sound Community Bank, its loan to our Employee Stock Ownership Plan and certain liquid assets.

On January 27, 2012, the boards of the Sound Financial, Sound Community Bank and Sound Community MHC adopted a plan to reorganize into a full stock company and undertake a “second step” offering of new shares of common stock.  The reorganization and offering, which is subject to regulatory, shareholder and depositor approval, is expected to be completed during the summer of 2012.  As part of the reorganization, Sound Community Bank will become a wholly owned subsidiary of a to-be-formed stock corporation.  Shares of common stock of Sound Financial, other than those held by Sound Community MHC, will be converted into shares of common stock in Sound Financial Bancorp, a  new to-be-formed stock corporation,  using an exchange ratio designed to preserve current stockholders’ (other than Sound Community MHC) percentage ownership interests in Sound Financial, Inc. Shares owned by Sound Community MHC will be retired, and new shares representing that ownership will be offered and sold to Sound Community Bank’s eligible depositors, Sound Community Bank’s tax-qualified employee benefit plans and members of the general public as set forth in the Plan of Conversion and Reorganization of Sound Community MHC.  The Plan of Conversion and Reorganization of Sound Community MHC was filed on January 30, 2012 with the SEC in a Current Report on Form 8-K.

Substantially all of Sound Financial’s business is conducted through Sound Community Bank, which is a federal savings bank subject to extensive regulation by the Office of the Comptroller of the Currency (“OCC”).  Sound Community Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”).  At December 31, 2011, Sound Financial had total consolidated assets of $339.7 million, net loans of $295.6 million, deposits of $300.0 million and stockholders’ equity of $28.7 million.  The shares of Sound Financial are traded on the OTC Bulletin Board under the symbol “SNFL.”  Our executive offices are located at 2005 5th Avenue – Suite 200, Seattle, Washington, 98121.

Our principal business consists of attracting retail deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one- to four-family residences (including home equity loans and lines of credit), commercial and multifamily, consumer and commercial business loans and, to a lesser extent, construction and land loans.  We offer a wide variety of secured and unsecured consumer loan products, including manufactured home loans, automobile loans, boat loans and recreational vehicle loans.  As part of our business, we focus on residential mortgage loan originations, many of which we sell to Fannie Mae.  We sell these loans with servicing retained to maintain the direct customer relationship and promote our emphasis on strong customer service.

Our operating revenues are derived principally from earnings on interest earning assets, service charges and fees, and gains on the sale of loans. Our primary sources of funds are deposits, Federal Home Loan Bank (“FHLB”) advances and other borrowings, and payments received on loans and securities.  We offer a variety of deposit accounts that provide a wide range of interest rates and terms, generally including savings, money market, term certificate and demand accounts.

In July 2010, Sound Financial and Sound Community Bank each entered into a Memorandum of Understanding (“MOU”) with the Office of Thrift Supervision (“OTS”) (which is now enforced by the OCC as successor to the  OTS) to address the regulator’s concerns about certain deficiencies or weaknesses at Sound Community Bank.  Under its MOU, Sound Community Bank committed to achieving by March 31, 2011, and, thereafter, maintaining an 8.0% core capital ratio and a 12.0% total risk-based capital ratio, after funding an adequate allowance for loan and lease losses.

At December 31, 2011, Sound Community Bank’s core and total risk-based capital ratios were 8.33% and 12.03%.  See “- Capital Resources.”  Sound Community Bank also committed to:  (1) prepare and follow a business plan subject to regulatory oversight through the end of 2012; (2) prepare and implement a plan to reduce classified assets; (3) not pay any dividends or make any other capital distributions without regulatory approval; and (4) not increase its level of brokered deposits above the level on November 24, 2009 without regulatory approval.  In its MOU, Sound Financial committed to:  (1) assist Sound Community Bank in meeting the capital ratios in its MOU; (2) not declare or pay any cash dividends or redeem any stock without regulatory approval; (3) not accept any dividends from Sound Community Bank or any other payments that would reduce the capital of Sound Community Bank; (4) not increase or renew any debt without regulatory approval; and (5) prepare and implement a plan subjectto regulatory oversight addressing how it will meet its financial obligations through the end of 2012.  In July 2011, Sound Financial’s MOU was terminated and Sound Community Bank’s MOU was modified to remove the prohibition relating to its ability to pay dividends to Sound Financial. In March 2012, Sound Community Bank’s MOU was also terminated.

For additional information about our business, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - General.”

Market Area

We consider our primary market area to be the Puget Sound region.  We are headquartered in Seattle, Washington and have five retail offices.  Three of our offices are located within the Seattle-Tacoma-Bellevue Metropolitan Statistical Area (“Seattle MSA”), which consists of King, Pierce and Snohomish counties.  Based on the most recent branch deposit data provided by the FDIC, our share of deposits in that market was approximately 0.28%.  Two offices, in Clallam County, have 4.6% of the deposits in that market.  See “- Competition.”

Our market area includes a diverse population of management, professional and sales personnel, office employees, manufacturing and transportation workers, service industry workers and government employees, as well as retired and self-employed individuals.  The population has a skilled work force with a wide range of education levels and ethnic backgrounds.  Major employment sectors include information and communications technology, financial services, manufacturing, maritime, biotechnology, education, health and social services, retail trades, transportation and professional services.  The largest employers headquartered in our market area include Boeing, Microsoft, Costco, Nordstrom, Amazon.com, Starbucks, University of Washington and Weyerhaeuser.

Weak economic conditions and ongoing strains in the financial and housing markets which have generally continued into 2012 in portions of the United States, including our market area, have presented an unusually challenging environment for banks and their holding companies, including us.  Due to these adverse conditions, our market area has experienced substantial home price declines, historically low levels of existing home sale activity, high levels of foreclosures and above average unemployment rates. For the month of December 2011, the Seattle MSA reported an unemployment rate of 7.8%, as compared to the national average of 8.3%, according to the latest available information from the Bureau of Labor Statistics. Home prices have also continued to decline over the past year.  According to Case-Shiller, home prices in the Seattle MSA have decreased by 6.3% between November 2010 and November 2011.  This compares unfavorably to the national average home price index decrease of 3.7%.

King County has the largest population of any county in the State of Washington, covers approximately 2,100 square miles, and is located on the Puget Sound. It has approximately 1.9 million residents and a median household income of approximately $66,000.  King County has a diversified economic base with many industries including shipping and transportation, aerospace (Boeing) and computer technology and biotech industries.  According to the Washington State Employment Security Department, the unemployment rate for King County decreased to 7.2% at December 2011 from 8.3% at December 2010.

Pierce County has the second largest population of any county in the State of Washington, covers approximately 1,700 square miles and is located along western Puget Sound.  It has approximately 795,000 residents and a median household income of approximately $56,000. The Pierce County economy is diversified with the presence of military related government employment (Fort Lewis Army Base and McChord Air Force Base), transportation and shipping employment (Port of Tacoma), and aerospace related employment (Boeing).  According to the Washington State Employment Security Department the unemployment rate for Pierce County remained unchanged at 9.1% as of December 2011 and 2010.

Snohomish County has the third largest population of any county in the State of Washington, covers approximately 2,100 square miles and is located on Puget Sound touching the northern border of King County.  It has approximately 713,000 residents and a median household income of approximately $65,000.  The economy of Snohomish County is diversified with the presence of military related government employment (Everett Homeport Naval Base), aerospace related employment (Boeing) and retail trade.  The unemployment rate for Snohomish County decreased to 8.2% in 2011 from 10.1% in 2010.

Clallam County, with a population of approximately 71,000, is ranked 18th among the counties in the State of Washington.  It is bordered by the Pacific Ocean and the Strait of Juan de Fuca and covers 1,700 square miles, including the westernmost portion of the continental United States.  It has approximately 36,000 households and median household income of approximately $44,000.  The economy of Clallam County is primarily manufacturing and shipping, with a non-seasonal adjusted unemployment rate of 10.4% at December 2011.  The Sequim Dungeness Valley continues to be a growing retirement location.  Our offices are in Port Angeles and Sequim, the two largest cities in the county.

Lending Activities

The following table presents information concerning the composition of our loan portfolio, including loans held for sale by the type of loan as of December 31, for the dates indicated:

	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family	$96,305	31.86%	$99,215	33.01%	$107,318	36.63%	$90,863	34.33%	$84,788	38.37%
Home equity	39,656	13.12	44,829	14.91	50,445	17.22	54,557	20.61	45,374	20.53
Commercial and multifamily	106,016	35.07	93,053	30.96	72,035	24.58	48,730	18.41	25,013	11.32
Construction and land	17,805	5.89	16,650	5.54	10,000	3.41	12,220	4.62	8,622	3.90
Total real estate loans	259,782	85.93	253,747	84.42	239,798	81.84	206,370	77.97	163,797	74.12

Consumer loans:
Manufactured homes	18,444	6.10	20,043	6.67	21,473	7.33	22,723	8.58	22,495	10.18
Other consumer	10,920	3.61	12,110	4.03	13,945	4.76	17,951	6.78	23,896	10.81
Total consumer loans	29,364	9.71	32,153	10.70	35,418	12.09	40,674	15.37	46,391	20.99

Commercial business loans	13,163	4.35	14,678	4.88	17,800	6.07	17,668	6.67	10,803	4.89

Total loans	302,309	100.00%	300,578	100.00%	293,016	100.00%	264,712	100.00%	220,991	100.00%
Less:
Deferred fees and discounts	406		431		334		43		(65)
Loans held for sale	1,807		901		2,857		956		822
Allowance for loan losses	4,455		4,436		3,468		1,306		828
Total loans, net	$295,641		$294,810		$286,357		$262,407		$219,406

The following table shows the composition of our loan portfolio in dollar amounts and in percentages by fixed and adjustable rate loans as of December 31, for the dates indicated.

	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Fixed- rate loans:	(Dollars in thousands)
Real estate loans:
One- to four-family(1)	$79,952	26.45%	$80,831	26.89%	$88,201	30.10%	$72,439	27.37%	$66,335	30.02%
Home equity	9,276	3.07	10,294	3.42	12,009	4.10	15,613	5.90	17,814	8.05
Commercial and multifamily	45,034	14.90	40,491	13.47	27,373	9.34	26,035	9.84	17,250	7.81
Construction and land	17,458	5.77	10,907	3.63	9,453	3.23	10,323	3.90	5,583	2.53
Total real estate loans	151,720	50.19	142,523	47.41	137,036	46.77	124,410	47.01	106,982	48.41

Manufactured homes	18,444	6.10	20,043	6.67	21,473	7.33	22,723	8.58	22,495	10.18
Other consumer	9,730	3.22	10,772	3.58	12,372	4.22	16,248	6.14	22,197	10.04
Commercial business	8,041	2.66	8,293	2.76	11,157	3.80	7,551	2.85	5,539	2.51
Total fixed-rate loans	187,935	62.17	181,631	60.43	182,038	62.13	170,932	64.58	157,213	71.14

Adjustable- rate loans:
Real estate loans:
One- to four-family	16,353	5.41	18,384	6.11	19,117	6.52	18,424	6.96	18,453	8.35
Home equity	30,380	10.05	34,535	11.49	38,436	13.12	38,944	14.71	27,560	12.47
Commercial and multifamily	60,982	20.17	52,562	17.49	44,662	15.24	22,695	8.57	7,763	3.51
Construction and land	347	0.11	5,743	1.91	547	0.19	1,897	0.72	3,039	1.38
Total real estate loans	108,062	35.75	111,224	37.00	102,762	35.07	81,960	30.96	56,815	25.71

Other consumer	1,190	0.39	1,338	0.45	1,573	0.54	1,703	0.64	1,697	0.77
Commercial business	5,122	1.69	6,385	2.12	6,643	2.27	10,117	3.82	5,264	2.38
Total adjustable-rate loans	114,374	37.83	118,947	39.57	110,978	37.87	93,780	35.42	63,778	28.86

Total loans	302,309	100.00%	300,578	100.00%	293,016	100.00%	$264,712	100.00%	220,991	100.00%
Less:
Deferred fees and discounts	406		431		334		43		(65)
Loans held for sale	1,807		901		2,857		956		822
Allowance for loan losses	4,455		4,436		3,468		1,306		828
Total loans, net	$295,641		$294,810		$286,357		$262,407		$219,406
___________________________
(1) Includes 30-year loans with a one-time rate adjustment five to seven years after origination, which at December 31, 2011, totaled $30.9 million, or 38.6% of our fixed-rate one-to-four-family mortgages.

The following table illustrates the contractual maturity of our loan portfolio at December 31, 2011.  Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The total amount of loans due after December 31, 2012, which have predetermined interest rates, is $172.5 million, while the total amount of loans due after such date, which have floating or adjustable interest rates, is $111.3 million.  The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate Mortgage
	One- to Four-		Home Equity		Commercial and		Construction						Commercial
	Family		Loans		Multifamily		and Land		Manufactured Homes		Other Consumer		Business		Total(1)
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
2012(2)	$4,061	6.19%	$1,216	6.76%	$1,688	6.50%	$7,831	6.41%	$40	6.97%	$1,106	11.87%	$2,556	6.01%	$18,498	6.62%
2013	3,499	6.37	366	5.28	795	5.87	728	5.75	54	7.76	783	8.50	518	6.24	6,743	6.42
2014	2,878	6.39	179	5.99	2,303	5.37	2,461	7.08	458	7.33	1,704	7.37	1,986	6.00	11,968	6.39
2015	3,313	6.40	646	5.86	8,030	5.74	355	6.91	306	7.48	705	8.32	983	4.95	14,338	6.04
2016 to 2018	18,147	5.89	7,964	5.13	14,979	6.17	1,055	7.18	1,278	8.34	2,022	7.00	5,134	6.59	50,579	6.04
2019 to 2022	2,006	4.41	24,945	5.64	69,552	6.17	2,054	7.23	5,650	8.93	1,455	6.79	1,213	5.48	106,876	6.04
2023 to 2026	3,773	4.46	1,677	7.09	932	6.34	2,199	7.03	7,128	7.89	1,548	6.32	-	-	17,257	5.36
2027 and following	58,628	4.87	2,663	7.63	7,737	6.53	1,122	6.47	3,530	7.66	1,597	6.64	773	3.53	76,050	5.01
Total	$96,305	4.96%	$39,656	5.77%	$106,016	6.15%	$17,805	6.73%	$18,444	8.17%	$10,920	7.54%	$13,163	5.97%	$302,309	5.52%
___________________________________________
(1)  Excludes deferred fees and discounts of $406,000.
(2)  Includes demand loans, loans having no stated maturity, overdraft loans and loans held for sale.

Lending Authority.  Our President and Chief Executive Officer may approve unsecured loans up to $500,000 and all types of secured loans up to $1.25 million. Our Executive Vice President and Chief Credit Officer may approve secured loans up to $500,000 and unsecured loans up to $250,000. Any loans over the President and/Chief Executive Officer’s lending authority or loans otherwise outside our general underwriting guidelines must be approved by the Board Loan Committee.

Largest Borrowing Relationships. At December 31, 2011, the maximum amount under federal law that we could lend to any one borrower and the borrower’s related entities was approximately $4.6 million.  Of our five largest borrowing relationships, three are primarily business relationships and two relationships have credit extended to both the individual borrower and their businesses. Our five largest relationships totaled $18.8 million in the aggregate, or 6.2% of our $302.3 million gross loan portfolio, at December 31, 2011. The largest relationship consists of $4.1 million in loans to a business collateralized by commercial real estate.  The next four largest lending relationships at December 31, 2011, were a $4.0 million loan to a business, collateralized by multifamily; $3.8 million in loans to commonly owned businesses collateralized by multifamily; $3.6 million in loans to commonly owned businesses collateralized by multifamily; and $3.4 million to a business collateralized by multifamily. As of December 31, 2011, all of these loans were performing in accordance with their repayment terms.  At December 31, 2011, we had three other lending relationships that exceeded $3.0 million.  All of the loans in these three lending relationships were performing in accordance with their repayment terms as of December 31, 2011.

One- to Four-Family Real Estate Lending.  Our primary lending activity consists of the origination of loans secured by first mortgages on one- to four-family residences, substantially all of which are secured by property located in our geographic lending area.  We originate both fixed-rate loans and adjustable-rate loans.

Most of our loans are written using generally accepted underwriting guidelines, and are readily saleable to Fannie Mae or other private investors.  A portion of the one- to four-family loans we originate are retained in our portfolio while the majority are sold into the secondary market to Fannie Mae, with servicing retained for continued customer contact, relationship building and to increase non-interest income.  This mortgage banking element of our residential lending business allows us to originate more loans with the same funds by reinvesting sales proceeds in more residential mortgage loans.  The sale of mortgage loans reduces our interest rate risk, provides a stream of servicing income that improves earnings, enhances liquidity and enables us to originate more loans at our current capital level than if we held them in portfolio. We are currently selling all our conforming fixed-rate loans, on a servicing retained basis.   Our pricing strategy for mortgage loans includes establishing interest rates that are competitive with other local financial institutions and consistent with our internal asset and liability management objectives.  During the year ended December 31, 2011, we originated $66.9 million of one- to four-family fixed-rate mortgage loans and no one- to four-family adjustable rate mortgage (“ARM”) loans. See “- Loan Originations, Purchases, Sales, Repayments and Servicing.”  At December 31, 2011, one- to four-family residential mortgage loans (including $1.8 million of loans held for sale) totaled $96.3 million, or 31.9%, of our gross loan portfolio, of which $80.0 million were fixed-rate loans and $16.4 million were ARM loans.

Substantially all of the one- to four-family residential mortgage loans we retain in our portfolio consist of loans that are "non-conforming" because they do not satisfy acreage limits, income, credit or various other requirements imposed by Fannie Mae or other secondary market purchasers.  Some of these loans are also originated to meet the needs of borrowers who cannot otherwise satisfy Fannie Mae credit requirements because of personal and financial reasons (i.e., divorce, bankruptcy, length of time employed, etc.), and other aspects, which do not conform to Fannie Mae's guidelines.  Such borrowers may have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements.  We may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans.  We believe that these loans satisfy a need in our market area.  As a result, subject to market conditions, we intend to continue to originate these types of loans.

We generally underwrite our one- to four-family loans based on the applicant’s employment and credit history and the appraised value of the subject property.  We generally lend up to 80% of the lesser of the appraised value or purchase price for one- to four-family first mortgage loans and non-owner occupied first mortgage loans.  At December 31, 2011 we had $3.2 million of non-owner occupied first mortgage loans. For first mortgage loans with a loan-to-value ratio in excess of 80%, we generally require private mortgage insurance in order to reduce our exposure to 80% or charge a higher interest rate.  Properties securing our one- to four-family loans are generally appraised by independent fee appraisers who are selected in accordance with criteria approved by the Board of Directors.  For loans that are less than $250,000, we may use an automated valuation model provided by Freddie Mac in lieu of an appraisal.  We generally require title insurance policies on all first mortgage real estate loans originated.  Homeowners, liability, fire and, if required, flood insurance policies are also required for one-to four-family loans. Our real estate loans generally contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property.  The average size of our one- to four-family residential loans was approximately $111,000 at December 31, 2011.

Fixed-rate loans secured by one- to four-family residences have contractual maturities of up to 30 years, however, at December 31, 2011 we had $1.8 million of one- to four-family loans with an original contractual maturity of 40 years which were originated prior to 2008.  All of these loans are fully amortizing, with payments due monthly.  Our portfolio of fixed-rate loans also includes $30.9 million of loans with an initial seven year term and a 30-year amortization period with a borrower refinancing option at a fixed rate at the end of the initial term as long as the loan has met certain performance criterion. In addition, prior to 2011 we originated for portfolio five and seven year balloon reset loans (which are loans that are originated with a fixed interest rate for the initial five or seven years, and thereafter incur one interest rate change based on current market interest rates in which the new rate remains in effect for the remainder of the loan term) based on a 30-year amortization period.

ARM loans are offered with annual adjustments and life-time rate caps that vary based on the product, generally with a maximum annual rate change of 2.0% and a maximum overall rate change of 6.0%.  We generally use the rate on one-year Treasury Bills to re-price our ARM loans, however, $9.6 million of our ARM loans are to employees that re-price based on a margin of 1% over our average 12 month cost of funds.  As a consequence of using caps, the interest rates on ARM loans may not be as rate sensitive as our cost of funds. Furthermore, because loan indexes may not respond perfectly to changes in market interest rates, upward adjustments on loans may occur more slowly than increases in our cost of interest-bearing liabilities, especially during periods of rapidly increasing interest rates.  Because of these characteristics, yields on ARM loans may not be sufficient to offset increases in our cost of funds.

ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s payment rises, which increases the potential for default. The majority of these loans have been originated within the past several years, when rates were historically low.  We intend to expand our fully amortizing ARM loans, by offering ARM loans having a fixed interest rate for the first one, three, five, or seven years, followed by a periodic adjustable interest rate for the remaining term. Given the recent market environment, however, the production of ARM loans has been substantially reduced because borrowers favor fixed rate mortgages.

Home Equity Lending.  We originate home equity loans that consist of fixed-rate loans and variable-rate lines of credit. We originate home equity loans in amounts of up to 80% of the value of the collateral, minus any senior liens on the property; however, prior to 2010 we originated home equity loans in amounts of up to 100% of the value of the collateral, minus any senior liens on the property. Home equity lines of credit are typically originated for up to $250,000 with an adjustable rate of interest, based on the one-year Treasury Bill rate plus a margin.  Home equity lines of credit generally have up to a twelve-year draw period, during which time the funds may be paid down and redrawn up to the committed amount.  Once the draw period has lapsed, the payment is amortized over a twelve-year period based on the loan balance at that time.  We charge a $50 annual fee on each outstanding home equity line of credit and require monthly interest-only payments on the entire drawn amount. At December 31, 2011, home equity lines of credit totaled $30.3 million, or 10.1% of our gross loan portfolio. At December 31, 2011, unfunded commitments on these lines of credit totaled $14.5 million.

Our fixed-rate home equity loans are originated in amounts, together with the amount of the existing first mortgage, of up to 90% of the appraised value of the subject property.  These loans may have terms of up to 20 years and are fully amortizing.  At December 31, 2011, fixed-rate home equity loans totaled $9.3 million, or 3.1% of our gross loan portfolio.

Commercial and Multifamily Real Estate Lending.  We offer a variety of commercial and multifamily loans.  Most of these loans are secured by commercial income producing properties, including retail centers, multifamily apartment buildings, warehouses, and office buildings located in our market area.  At December 31,2011, commercial and multifamily loans totaled $106.0 million, or 35.1% of our gross loan portfolio, compared to $93.1 million, or 31.0% of our gross loan portfolio as of December 31, 2010.

Our loans secured by commercial and multifamily real estate are generally originated with a variable interest rate, fixed for a five-year term and a 20- to 25-year amortization period.  At the end of the initial five-year term, there is a balloon payment or the loan re-prices based on an independent index plus a margin of 1% to 4% for another five years.  Loan-to-value ratios on our commercial and multifamily loans typically do not exceed 80% of the lower of cost or appraised value of the property securing the loan at origination.

Loans secured by commercial and multifamily real estate are generally underwritten based on the net operating income of the property, quality and location of the real estate, the credit history and financial strength of the borrower and the quality of management involved with the property.  The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt plus an additional coverage requirement.  We generally impose a minimum debt coverage ratio of approximately 1.20 for originated loans secured by income producing commercial properties. If the borrower is other than an individual, we generally require the personal guaranty of the borrower. We also generally require an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt.  Appraisals on properties securing commercial and multifamily loans are performed by independent state certified or licensed fee appraisers and approved by the Board Loan Committee. In order to monitor the adequacy of cash flows on income-producing properties, the borrower is required to provide, at a minimum, annual financial information.  From time to time we also acquire participation interests in commercial and multifamily loans originated by other financial institutions secured by properties located in our market area.  At December 31, 2011, we held $3.3 million in commercial and multifamily loan participations.

Historically, loans secured by commercial and multifamily properties generally involve different credit risks than one- to four-family properties, including because they cannot be sold as easily on the secondary market.  These loans typically involve larger balances to single borrowers or groups of related borrowers.  Because payments on loans secured by commercial and multifamily properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy.  If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired.  Commercial and multifamily loans also expose a lender to greater credit risk than loans secured by one-to four-family because the collateral securing these loans typically cannot be sold as easily as one-to four-family.  In addition, most of our commercial and multifamily loans are not fully amortizing and contain large balloon payments upon maturity.  Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.  Our largest single commercial and multifamily borrowing relationship at December 31, 2011, totaled $4.1 million and is collateralized by four commercial real estate notes.  At December 31, 2011, these loans were performing in accordance with its repayment terms.

The following table displays information on commercial and multifamily loans by type at December 31, 2011 and 2010:

	2011		2010
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Multifamily residential	$39,233	37.01%	$42,411	45.58%
Gas station / Convenience store	7,918	7.47	1,772	1.90
Mobile Home Parks	1,605	1.51	8,266	8.88
Office buildings	8,491	8.01	3,256	3.50
Warehouses	14,113	13.31	2,279	2.45
Other non-owner occupied commercial real estate	18,230	17.20	14,103	15.16
Other owner-occupied commercial real estate	16,426	15.49	20,966	22.53
Total	$106,016	100.00%	$93,053	100.00%

Construction and Land Lending. We originate construction loans secured by single-family residences and commercial and multifamily real estate.  We also originate land and lot loans, which are secured by raw land or developed lots on which the borrower intends to build a residence, and land acquisition and development loans.  At December 31, 2011, our construction and land loans totaled $17.8 million, or 5.9% of our gross loan portfolio.  At December 31, 2011, unfunded construction loan commitments totaled $4.9 million.

Construction loans to individuals and contractors for the construction and acquisition of personal residences totaled $7.3 million, or 40.9% of our construction and land portfolio.  We originate these loans whether or not the collateral property underlying the loan is under contract for sale.  At December 31, 2011, construction loans to contractors for homes that were not pre-sold totaled $1.9 million.

The composition of, and location of underlying collateral securing, our construction and land loan portfolio including loan commitments at December 31, 2011 was as follows:

Type	Olympic Peninsula	Puget Sound	Other	Total
	(In thousands)
Commercial and multifamily construction	$-	$584	$66	$650
Residential construction	2,359	3,035	-	5,394
Land and lot loans	7,072	1,849	956	9,877
Speculative residential construction	130	1,754	-	1,884
Total	$9,561	$7,222	$1,022	$17,805

The composition of, and location of underlying collateral securing, our construction and land loan portfolio including loan commitments at December 31, 2010 was as follows:

Type	Olympic Peninsula	Puget Sound	Other	Total
	(In thousands)
Commercial and multifamily construction	$-	$-	$-	$-
Residential construction	964	2,436	-	3,400
Land and lot loans	8,197	3,105	978	12,280
Speculative residential construction	69	901	-	970
Total	$9,230	$6,442	$978	$16,650

Our residential construction loans generally provide for the payment of interest only during the construction phase, which is typically up to nine months.  We typically convert construction loans to individuals to permanent loans on completion of construction but do not require take-out financing prior to origination. At the end of the construction phase, the construction loan generally either converts to a longer term mortgage loan or is paid off through a permanent loan from another lender.  Residential construction loans are made up to the lesser of a maximum loan-to-value ratio of 100% of cost or 80% of appraised value at completion; however, we generally do not originate construction loans which exceed the lower of 80% loan to cost or appraised value without securing adequate private mortgage insurance or other form of credit enhancement such as the Federal Housing Administration or other governmental guarantee.

At December 31, 2011, our largest residential construction mortgage loan commitment was for $1.5 million, of which $1.3 million had been disbursed. This loan was performing according to its repayment terms.  The average outstanding residential construction loan balance was approximately $402,000 at December 31, 2011. Before making a commitment to fund a residential construction loan, we require an appraisal of the subject property by an independent licensed appraiser.  During the construction phase, we make periodic inspections of the construction site and loan proceeds are disbursed directly to the contractors or borrowers as construction progresses.  Typically, disbursements are made in monthly draws during the construction period. Loan proceeds are disbursed after inspection based on the percentage of completion method. We also require general liability, builder’s risk hazard insurance, title insurance, and flood insurance (as applicable, for properties located or to be built in a designated flood hazard area) on all construction loans.

We also originate developed lot and land loans to individuals intending to construct in the future a residence on the property.  We will generally originate these loans in an amount up to 75% of the lower of the purchase price or appraisal.  These lot and land loans are secured by a first lien on the property and have a fixed rate of interest with a maximum amortization of 20 years. At December 31, 2011, lot and land loans totaled $9.2 million or 51.6% of our construction and land portfolio.

We make land acquisition and development loans to experienced builders or residential lot developers in our market area.  The maximum loan-to-value limit applicable to these loans is generally 75% of the appraised market value upon completion of the project.  We do not require any cash equity from the borrower if there is sufficient equity in the land being used as collateral.  Development plans are required from developers prior to making the loan.  Our loan officers are required to personally visit the proposed site of the development and the sites of competing developments.  We require that developers maintain adequate insurance coverage.  Land acquisition and development loans generally are originated with a loan term up to 24 months, have adjustable rates of interest based on the Wall Street Journal Prime Rate and require interest only payment during the term of the loan.  Development loan proceeds are disbursed periodically in increments as construction progresses and as inspection by our approved inspectors warrant.  We also require these loans to be paid on an accelerated basis as the lots are sold, so that we are repaid before all the lots are sold.  At December 31, 2011, we had $693,000 in land acquisition and development loans.  At December 31, 2011 our largest land acquisition and development loan consisted of a $570,000 loan, secured by single family residential lots located in our market area. At December 31, 2011, this loan was performing in accordance with its repayment terms.

We also offer commercial and multifamily construction loans.  These loans are underwritten with terms similar to our permanent commercial real estate loans with special construction financing for up to 12 months under terms similar to our residential construction loans.  At December 31, 2011, we had $650,000 in commercial and multifamily construction loans.

Construction and land financing is generally considered to involve a higher degree of credit risk than longer-term financing on improved, owner-occupied real estate.  Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions.  If the estimate of construction costs is inaccurate, we may be required to advance funds beyond the amount originally committed in order to protect the value of the property and may have to hold the property for an indeterminate period of time.  Additionally, if the estimate of value is inaccurate, we may be confronted with a project that, when completed, has a value that is insufficient to generate full payment. Land loans also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral.  The value of the lots securing our loans may be affected by the success of the development in which they are located.  As a result, construction loans and land loans often involve the disbursement of funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness, rather than the ability of the borrower or guarantor to repay principal and interest.  The nature of these loans is also such that they are generally more difficult to monitor.  In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk than construction loans to individuals on their personal residences.

Consumer Lending.  We offer a variety of secured consumer loans, including new and used manufactured homes, floating homes, automobiles, boats and recreational vehicle loans, and loans secured by savings deposits.  We also offer unsecured consumer loans.  We originate our consumer loans primarily in our market area.  All of our consumer loans are originated on a direct basis.

We originate new and used manufactured home loans to borrowers who intend to use the home as a primary residence.  The yields on these loans are higher than that on our other residential lending products and the portfolio has performed reasonably well with an acceptable level of risk and loss in exchange for the higher yield.Our weighted average yield on manufactured home loans at December 31, 2011 was 8.17%, compared to 5.23% for one- to four-family mortgages, excluding loans held for sale.  At December 31, 2011, these loans totaled $18.4 million, or 62.8% of our consumer loans and 6.1% of our gross loan portfolio.  For used manufactured homes, loans are generally made for up to 90% of the lesser of the appraised value or purchase price up to $200,000, and with terms typically up to 20 years.  On new manufactured homes, loans are generally made for up to 80% of the lesser of the appraised value or purchase price up to $200,000, and with terms typically up to 20 years.  We generally charge a 1% fee at origination.  We underwrite these loans based on our review of creditworthiness of the borrower, including credit scores, and the value of the collateral, for which we hold a security interest under Washington law.

Manufactured home loans are higher risk than loans secured by residential real property, though this risk is reduced if the owner also owns the land on which the home is located.  A small portion of our manufactured home loans involve properties on which we also have financed the land for the owner.  The primary additional risk in manufactured home loans is the difficulty in obtaining adequate value for the collateral due to the cost and limited ability to move the collateral.  Several manufactured home parks in the Puget Sound area are closing, though governmental requirements have slowed down the process.  In addition to the cost of moving a manufactured home, it is difficult for these borrowers to find a new location for their home.  As a result, we may be subject to increased defaults and lower recovery on repossession as the available sites for manufactured homes within our market area declines.  These loans tend to be made to retired individuals and first-time homebuyers.  First-time homebuyers of manufactured homes tend to be a higher credit risk than first-time homebuyers of single family residences, due to more limited financial resources.  As a result, these loans have a higher probability of default, higher delinquency rates and greater servicing and collateral recovery costs than single family residential loans and other types of consumer loans.  We take into account this additional risk as a component of our allowance for loan losses methodology.  We attempt to work out delinquent loans with the borrower and, if that is not successful, any  repossessed manufactured homes are repossessed and sold.  At December 31, 2011, there were no nonperforming manufactured home loans although we did have three properties valued at $118,000 in our other real estate owned (“OREO”) and repossessed assets portfolio.

We make loans on new and used automobiles.  Our automobile loan portfolio totaled $2.3 million at December 31, 2011, or 7.8% of our consumer loan portfolio and 0.8% of our gross loan portfolio.  Automobile loans may be written for a term of up to 72 months and have fixed rates of interest.  Loan-to-value ratios are up to 90% of the lesser of the purchase price or the National Automobile Dealers Association value for auto loans, including tax, licenses, title and mechanical breakdown and gap insurance.  We follow our internal underwriting guidelines in evaluating automobile loans, including credit scoring, verification of employment, reviewing debt to income ratios and valuation of the underlying collateral.

Our consumer loans also include loans secured by new and used boats, floating homes, motorcycles and recreational vehicles, loans secured by deposits and unsecured consumer loans, all of which, at December 31, 2011, totaled $8.6 million or 29.3% of our consumer loan portfolio and 2.8% of our gross loan portfolio. Loans secured by boats, floating homes, motorcycles and recreational vehicles typically have terms from five to 15 years depending on the collateral and loan-to-value ratios up to 90%.  These loans may be made with fixed or adjustable interest rates.  Our unsecured consumer loans have either a fixed rate of interest generally for a maximum term of 48 months, or are revolving lines of credit of generally up to $50,000.  At December 31, 2011, unfunded commitments on our unsecured consumer lines of credit totaled $2.5 million, and the average outstanding balance on these lines was approximately $626.

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

Commercial Business Lending.  At December 31, 2011, commercial business loans totaled $13.2 million, or 4.4% of our gross loan portfolio.  Substantially all of our commercial business loans have been to borrowers in our market area.  Our commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance commercial vehicles and equipment.  Approximately $1.3 million of our commercial business loans at December 31, 2011 were unsecured.  Our commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower.  Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis.  We generally require personal guarantees on both our secured and unsecured commercial business loans.  Nonetheless, commercial business loans are believed to carry higher credit risk than residential mortgage loans.

Our interest rates on commercial business loans are dependent on the type of lending.  Our secured commercial business loans typically have a loan to value ratio of up to 80% and are term loans ranging from three to seven years.  Secured commercial business term loans generally have a fixed rated based on the FHLB amortizing rate.  In addition, we typically charge loan fees of 1% to 2% of the principal amount at origination, depending on the credit quality and account relationships of the borrower.  Business lines of credit are usually adjustable-rate and are based on the prime rate as reported in the West Coast edition of the Wall Street Journal plus 1% to 3%, and are generally originated with both a floor and ceiling to the interest rate.  Our business lines of credit have terms ranging from 12 months to 24 months and provide for interest-only monthly payments during the term.

Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  The borrowers’ cash flow may be unpredictable, and collateral securing these loans may fluctuate in value.  Most often, this collateral is accounts receivable, inventory, equipment or real estate.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  Other collateral securing loans may depreciate over time, may be difficult to appraise, may be illiquid and may fluctuate in value based on the specific type of business and equipment used.  As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions).

Loan Originations, Purchases, Sales, Repayments and Servicing

We originate both fixed-rate and adjustable-rate loans.  Our ability to originate loans, however, is dependent upon customer demand for loans in our market area.  Over the past few years, we have continued to originate residential and consumer loans, and increased our emphasis on commercial and multifamily, construction and land, and commercial business lending.  Demand is affected by competition and the interest rate environment.  During the past few years, we, like many other financial institutions, have experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States.  In periods of economic uncertainty, the ability of financial institutions, including us, to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income. In 2011 and 2010, we did not acquire any loans.  In 2009, we purchased approximately $4.2 million of seasoned multifamily residential real estate loans.  In 2010, we engaged in a commercial real estate loan participation with another financial institution in the amount of $3.4 million.  We underwrite participations to the same standards as an internally-originated loan.

In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services.

We also sell whole one-to four-family loans without recourse to Fannie Mae, subject to a provision for repurchase upon breach of representation, warranty or covenant.  There were no loans repurchased from Fannie Mae in 2011. These loans are fixed-rate mortgages, which primarily are sold to improve our interest rate risk.  These loans are generally sold for cash in amounts equal to the unpaid principal amount of the loans determined using present value yields to the buyer.  These sales allow for a servicing fee on loans when the servicing is retained by us.  Most one-to four-family loans sold by us are sold with servicing retained.  We earned mortgage servicing income of $418,000 and $624,000 respectively, for the years ended December 31, 2011 and 2010.  In November 2009, we acquired a $340.1 million loan servicing portfolio from Leader Financial Services.  These loans are 100% owned by Fannie Mae and are subserviced under an agreement with a third party loan servicer who performs all servicing including payment processing, reporting and collections.  At December 31, 2011, we were servicing a $393.1 million portfolio of residential mortgage loans for Fannie Mae.  These mortgage servicing rights are carried at fair value and had a value at December 31, 2011 of $2.4 million.  See Note 6 to the Consolidated Financial Statements.

Sales of whole real estate loans can be beneficial to us since these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending and other investments, and increase liquidity.  We sold $53.7 million and $61.9 million of loans during the years ended December 31, 2011 and 2010, respectively.

Gains, losses and transfer fees on sales of one-to four-family loans and participations are recognized at the time of the sale.  Our net gain on sales of residential loans for all of 2011 and 2010 were $501,000 and $785,000, respectively.

The following table shows our loan origination, sale and repayment activities for the periods indicated (includes loans held for sale):

	For the year ended December 31,
	2011	2010	2009
Originations by type:	(In thousands)
Fixed-rate:
One- to four-family	$66,883	$73,366	$111,745
Home equity	2,715	1,790	1,146
Commercial and multifamily	18,356	18,298	6,969
Construction and land	9,369	6,000	3,997
Manufactured home	1,666	2,144	1,436
Other consumer	2,323	2,525	2,873
Commercial business	7,949	3,272	6,597
Total fixed-rate	109,261	107,395	134,763
Adjustable rate:
One- to four-family (1)	-	483	3,171
Home equity	1,254	1,157	3,558
Commercial and multifamily	17,454	17,698	19,961
Construction and land	943	190	38
Other consumer	106	26	27
Commercial business	3,258	3,146	1,917
Total adjustable-rate	23,015	22,700	28,672
Total loans originated	132,276	130,095	163,435
Purchases by type:
Commercial and multifamily	-	3,400	4,199
Sales and Repayments:
One- to four-family	53,684	61,908	84,299
Total loans sold	53,684	61,908	84,299
Total principal repayments	76,861	64,025	55,031
Total reductions	130,545	125,933	139,330
Net increase	$1,731	$7,562	$28,304
__________________________
(1)	These loans include $0, $483,000 and $2.3 million of adjustable rate mortgage loan originations to employees at December 31, 2011, 2010 and 2009, respectively.

The decrease in originations in 2011 and 2010 compared to 2009, particularly in one-to four-family real estate loans, was due to a lack of relative demand compared to the prior period.  The ability of borrowers to refinance their existing first mortgage loans was impacted by the economic environment, the housing market and the rate of unemployment both in our markets and nationwide.

Asset Quality

When a borrower fails to make a required payment on a one-to four-family loan, we attempt to cure the delinquency by contacting the borrower.  In the case of loans secured by a one-to four-family property, a late notice typically is sent 15 days after the due date, and the borrower is contacted by phone within 30 days after the due date.  Generally, a delinquency letter is mailed to the borrower.  All delinquent accounts are reviewed by a loan account executive or branch manager who attempts to cure the delinquency by contacting the borrower once the loan is 30 days past due.  If the account becomes 60 days delinquent and an acceptable repayment plan has not been agreed upon, we generally refer the account to legal counsel with instructions to prepare a notice of intent to foreclose.  The notice of intent to foreclose allows the borrower up to 30 days to bring the account current.  If foreclosed, typically we take title to the property and sell it directly through a real estate broker.

Delinquent consumer loans, as well as delinquent home equity loans and lines of credit, are handled in a similar manner to one-to four-family loans, except that appropriate action may be taken to collect any loan payment that is delinquent for more than 15 days.  Once the loan is 90 days past due, it is classified as nonaccrual.  Generally, credits are charged-off at 120 days past due, unless the Collections Department provides support for continuing its collection efforts.  Our procedures for repossession and sale of consumer collateral are subject to various requirements under the applicable consumer protection laws as well as other applicable laws and the determination by us that it would be beneficial from a cost basis.

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

Delinquent Loans.  The following table sets forth our loan delinquencies by type, by amount and by percentage of type at December 31, 2011.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
One- to four- family	8	$935	0.97%	14	$2,683	2.79%	22	$3,618	3.76%
Home equity	3	176	0.44	4	683	1.72	7	859	2.16
Construction and land	1	123	0.69	1	80	0.45	2	203	1.14
Manufactured homes	1	7	0.04	-	-	NM	1	7	0.04
Other consumer	4	3	0.03	-	-	NM	4	3	0.03
Total	17	$1,244	0.41%	19	$3,446	1.14%	36	$4,690	1.55%

Nonperforming Assets.  The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio.  Loans are placed on nonaccrual status when the collection of principal and/or interest become doubtful or when the loan is more than 90 days past due.  OREO and repossessed assets include assets acquired in settlement of loans. We had no accruing loans 90 days or more delinquent for the periods reported.

	December 31,
	2011	2010	2009	2008	2007
Nonperforming loans(1):	(Dollars in thousands)
One- to four- family	$4,401	$2,729	$2,175	$258	$256
Home equity	873	517	1,100	340	-
Commercial and multifamily	1,219	-	222	471	-
Construction and land	80	-	1,231	59	-
Manufactured homes
Other consumer	64	-	19	64	162
Commercial business	-	-	-	60	-
Total	6,637	3,246	4,747	1,252	418

OREO and repossessed assets:
One- to four-family	478	1,102	901	1,250	817
Commercial and multifamily	2,225	1,302	-	-	-
Construction and land	-	70	115	-	-
Manufactured homes	118
Other consumer	-	151	368	284	35
Commercial business	-	-	-	190	-
Total	2,821	2,625	1,384	1,724	852

Total nonperforming assets	$9,458	$5,871	$6,131	$2,976	$1,270
Nonperforming assets as a percentage of total assets	2.78%	1.75%	1.81%	1.01%	0.54%

Performing restructured loans:
One- to four- family	$2,508	$2,836	$3,996	$-	$-
Home equity	812	967	1,290	-	-
Commercial and multifamily	785	-	708	-	-
Construction and land	-	230	230	-	-
Manufactured homes	-	-	-	-	-
Other consumer	4	15	111	-	-
Commercial business	26	-	174	-	-
Total	$4,135	$4,048	$6,509	$-	$-
___________________________________
(1) Nonperforming loans include $2.8 million, $348,000, and $1.1 million in nonperforming TDRs as of December 31, 2011, 2010 and 2009, respectively. There were no nonperforming TDRs as of December 31, 2008 or 2007.

For the year ended December 31, 2011, gross interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms amounted to $306,000, all of which was excluded in interest income for the year ended December 31, 2011.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition at December 31, 2011 Compared to December 31, 2010 -- Delinquencies and Nonperforming Assets” for more information on troubled assets.

Troubled Debt Restructured Loans.  Troubled debt restructurings, which are accounted for under Accounting Codification Standard (“ASC”) 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans.  Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity.  All troubled debt restructurings are initially classified as impaired, regardless of whether the loan was performing at the time it was restructured.  Once a troubled debt restructuring has performed according to its modified terms for six months and the collection of principal and interest under the revised terms is deemed probable, we remove the troubled debt restructuring from nonperforming status.  At December 31, 2011, we had $4.1 million of loans that were classified as troubled debt restructurings and still on accrual. Included in nonperforming loans at December 31, 2011 and 2010 were troubled debt restructured loans of $2.8 million and $348,000, respectively.

OREO and Repossessed Assets.  OREO and repossessed assets include assets acquired in settlement of loans.  At December 31, 2011 OREO and repossessed assets consisted of two single family residences totaling $478,000, three commercial real estate properties totaling $2.2 million, and three manufactured homes totaling $118,000.  The largest foreclosed property is a manufactured home development consisting of 28 lots and one commercial parcel, which had a book value of $1.0 million as of December 31, 2011.  Subsequent to December 31, 2011 we sold our next largest foreclosed property, an $873,000 commercial real estate property at a slight gain. We do not expect to experience a material loss on any of the OREO and repossessed assets in our possession at December 31, 2011 based on current appraisals and valuation estimates.

Other Loans of Concern.   In addition to the nonperforming assets set forth in the table above, as of December 31, 2011, there were 31 loans totaling $3.0 million with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories.  These loans have been considered individually in management’s determination of our allowance for loan losses.  The largest loan relationship of concern at December 31, 2011, totaled $570,000 and was secured by single family residential lots located in Clallam County, Washington.  The remaining loans of concern consist of $1.5 million in residential first mortgages, $823,000 in construction and land loans, $420,000 in commercial business loans, $148,000 in consumer loans and $81,000 in home equity loans.  Loans of concern had specific loan loss reserves of $134,000 at December 31, 2011.

Classified Assets.  Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OCC to be of lesser quality, as “substandard,” “doubtful” or “loss.”  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When we classify problem assets as either substandard or doubtful, we may establish specific allowance for loan losses in an amount deemed prudent by management.  Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the OCC and the FDIC, which may order the establishment of additional general or specific loss allowances.

We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of management’s review of our assets, at December 31, 2011, we had classified $15.6 million of our assets as substandard, which represented a variety of outstanding loans, non-agency mortgage backed securities, foreclosed real estate and repossessed assets.  At that date, we had no assets classified as doubtful or loss.  This total amount of classified assets represented 54.4% of our equity capital and 4.6% of our assets at December 31, 2011.  Classified assets totaled $13.3 million, or 49.6% of our equity capital and 4.0% of our assets at December 31, 2010 and $12.1 million, or 48.1% of our equity capital and 3.6% of our assets at December 31, 2009.

Allowance for Loan Losses.  We maintain an allowance for loan losses to absorb probable loan losses in the loan portfolio.  The allowance is based on ongoing, monthly assessments of the estimated probable incurred losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  Large groups of smaller balance homogeneous loans, such as one-to four-family, small commercial and multifamily, home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions.  More complex loans, such as commercial and multifamily loans and commercial business loans, are evaluated individually for impairment, primarily through the evaluation of the borrower’s net operating income and available cash flow and their possible impact on collateral values.

At December 31, 2011, our allowance for loan losses was $4.5 million, or 1.5% of our total loan portfolio, compared to $4.4 million, or 1.5% of our total loan portfolio in 2010.  Specific valuation reserves totaled $1.3 million and $1.1 million at December 31, 2011 and 2010, respectively.

Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.  In the opinion of management, the allowance, when taken as a whole, properly reflects estimated probable loan losses in our loan portfolio.  See Notes 1 and 5 of the Notes to Consolidated Financial Statements.

The following table sets forth an analysis of our allowance for loan losses:

	December 31,
	2011	2010	2009	2008	2007

	(Dollars in thousands)
Balance at beginning of period	$4,436	$3,468	$1,306	$828	$822
Charge-offs:
One-to four-family	834	843	104	114	-
Home equity	1,652	1,291	1,368	62	-
Commercial and multifamily	1,353	940	74	37	-
Construction and land	159	-	-	-	-
Manufactured homes	239		-	-	-
Other consumer	255	649	577	505	483
Commercial business	310	221	149	71	-
Total charge-offs	4,802	3,944	2,272	789	483
Recoveries:
One-to four-family	11	-	-	2	-
Home equity	10	222	-	-	-
Commercial and multifamily	96	-	22	-	-
Construction and land	-	-	-	-	-
Manufactured homes	8	-	-	-	-
Other consumer	53	38	128	140	239
Commercial business	43	2	9	15	-
Total recoveries	221	262	159	157	239
Net charge-offs	4,581	3,682	2,113	632	244
Additions charged to operations	4,600	4,650	4,275	1,110	250
Balance at end of period	$4,455	$4,436	$3,468	$1,306	$828

Net charge-offs during the period as a percentage of average loans outstanding during the period	1.53%	1.22%	0.75%	0.26%	0.11%

Net charge-offs during the period as a percentage of average nonperforming assets	48.04%	31.22%	46.40%	29.77%	29.38%

Allowance as a percentage of nonperforming loans	67.12%	136.66%	73.06%	104.31%	198.09%

Allowance as a percentage of total loans (end of period)	1.47%	1.48%	1.18%	0.49%	0.37%

Weak economic conditions and ongoing strains in the financial and housing markets which have generally continued into 2012 in portions of the United States, including our market area, have presented an unusually challenging environment for banks and their holding companies, including us.  Due to these adverse conditions, our market area has experienced substantial home price declines, historically low levels of existing home sale activity, high levels of foreclosures and above average unemployment rates negatively affecting  the values of real estate collateral supporting our loans and resulting in increased loan delinquencies and defaults and  net charge-offs  during these periods.

The decrease in our allowance for loan losses as a percentage of nonperforming loans was a result of the increase in nonperforming loans during the period.  The allowance for loan losses as a percentage of total loans was 1.47% and 1.48% as of December 31, 2011 and 2010, respectively.

The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:

	2011		2010		2009		2008		2007
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)
Allocated at end of period to:
One- to four- family	$1,117	31.86%	$909	33.01%	$589	36.63%	$321	34.33%	$145	38.37%
Home equity	1,426	13.12	1,380	14.91	2,220	17.22	240	20.61	100	20.53
Commercial and multifamily	969	35.07	659	30.96	220	24.58	153	18.41	170	11.32
Construction and land	105	5.89	205	5.54	-	3.41	55	4.62	25	3.90
Manufactured homes	290	6.10	321	6.67		7.33		8.58		10.18
Other consumer	213	3.61	381	4.03	243	4.76	272	6.78	159	10.81
Commercial business	254	4.35	163	4.88	164	6.07	158	6.67	90	4.89
Unallocated	81	-	418	-	32	-	107	-	139	-
Total	$4,455	100.00%	$4,436	100.00%	$3,468	100.00%	$1,306	100.00%	$828	100.00%

Investment Activities

Federal savings banks have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, including callable agency securities, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds.  Subject to various restrictions, federal savings banks may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that the institution is otherwise authorized to make directly.  See “How We Are Regulated – Sound Community Bank – OCC” for a discussion of additional restrictions on our investment activities.

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

The general objectives of our investment portfolio will be to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk.  Our investment quality will emphasize safer investments with the yield on those investments secondary to not taking unnecessary risk with the available funds.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management.”

At December 31, 2011, we owned $2.4 million in Federal Home Loan Bank of Seattle (“FHLB”) stock.  As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock.  Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB.  Our FHLB stock has a par value of $100, is carried at cost, and is subject to recoverability testing.  The FHLB announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the "FHFA"), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock.  As a result, the FHLB has not paid a dividend since the fourth quarter of 2008.  The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB's private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in its balance sheet.  As a result, we have not recorded an impairment on our investment in FHLB stock. However, further deterioration in the FHLB's financial position may result in impairment in the value of those securities.  In addition, on October 25, 2010, the FHLB received a consent order from the FHFA. The potential impact of the consent order is unknown at this time. We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated.  At December 31, 2011, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital.

	December 31,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale	(In thousands)
Agency mortgage-backed securities	$53	$59	$54	$61	$3,421	$3,370
Non-agency mortgage-backed securities(1)	3,939	2,933	5,543	4,480	7,901	6,529
Total available for sale	3,992	2,992	5,597	4,541	11,322	9,899

FHLB stock	2,444	2,444	2,444	2,444	2,444	2,444
Total securities	$6,436	$5,436	$8,041	$6,985	$13,766	$12,343
________________________
(1)
The non-agency mortgage backed securities have an unrealized loss of $1.0 million as of December 31, 2011.  These securities were purchased at a discount in 2008 and 2009.  Each of these securities has performed and paid principal and interest each month as contractually committed.

The composition and maturities of our investment securities portfolio at December 31, 2011, excluding FHLB stock, are as follows:  Federal agency mortgage-backed securities with an amortized cost of $53,000 and a fair value of $59,000 and a final maturity greater than ten years and non-agency mortgage-backed securities with an amortized cost of $3.9 million and a fair value of $2.9 million and a final maturity greater than ten years.

We review investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is likely that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors.  For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI.  If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings.  The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected.

Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI.  The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and the fair value, is recognized as a charge to other comprehensive income.  Impairment losses related to all other factors are presented as separate categories within other comprehensive income.

During the year ended December 31, 2011, we recognized a $96,000 non-cash OTTI charge on three non-agency mortgage-backed securities.  At December 31, 2011, the fair value of these two securities was $1.9 million.  Management concluded that the decline of the estimated fair value below the cost of the securities was other than temporary and recorded a credit loss of $96,000 through non-interest income.  We determined the remaining decline in value was not related to specific credit deterioration.  We do not intend to sell these securities and it is more likely than not that we will not be required to sell the securities before anticipated recovery of the remaining amortized cost basis.  We closely monitor our investment securities for changes in credit risk.  The current market environment significantly limits our ability to mitigate our exposure to valuation changes in these securities by selling them.  Accordingly, if market conditions deteriorate further and we determine our holdings of these or other investment securities are OTTI, our future earnings, shareholders’ equity, regulatory capital and continuing operations could be materially adversely affected.

Sources of Funds

General.  Our sources of funds are primarily deposits, borrowings, payments of principal and interest on loans and funds provided from operations.

Deposits.  We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms.  Our deposits consist of savings accounts, money market deposit accounts, demand accounts and certificates of deposit.  We solicit deposits primarily in our market area; however, at December 31, 2011, approximately 3.5% of our deposits were from persons outside the State of Washington. As of December 31, 2011, core deposits, which we define as our non-certificate or non-time deposit accounts, represented approximately 56.7% of total deposits, compared to 53.2% and 52.8% as of December 31, 2010 and December 31, 2009, respectively.  We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits and we expect to continue these practices in the future.

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

The following table sets forth our deposit flows during the periods indicated:

	For the year ended December 31,
	2011	2010	2009
	(In thousands)
Opening balance	$278,494	$287,564	$222,760
Net deposits (withdrawals)	19,002	(12,771)	58,681
Interest credited	2,501	3,701	6,123
Ending balance	$299,997	$278,494	$287,564

Net increase (decrease)	$21,503	$(9,070)	$64,804

Percent increase (decrease)	7.7%	(3.2)%	29.1%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by us at the dates indicated:

	December 31,
	2011		2010		2009
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
Transaction and Savings Deposits	(Dollars in thousands)
Noninterest-bearing checking	$26,907	8.97%	$22,148	7.95%	$21,227	7.38%
Interest-bearing demand	22,332	7.44%	22,186	7.97%	28,197	9.81%
Savings	22,092	7.36%	21,598	7.76%	19,655	6.84%
Money market	95,029	31.68%	77,257	27.74%	81,620	28.38%
Escrow	3,669	1.22%	4,922	1.77%	977	0.34%
Total non-certificates	170,029	56.68%	148,111	53.18%	151,676	52.75%
Certificates:
Below 1.99%	108,604	36.20%	26,132	9.38%	7,189	2.50%
2.00 - 3.99%	15,423	5.14%	90,967	32.66%	95,695	33.28%
4.00 - 5.99%	5,941	1.98%	13,275	4.77%	32,992	11.47%
6.00 - 7.99%	-	NM	9	0.00%	12	0.00%
Total certificates	129,968	43.32%	130,383	46.82%	135,888	47.25%
Total deposits	$299,997	100.00%	$278,494	100.00%	$287,564	100.00%

Money market account increases were primarily a result of an increased emphasis on new business relationships, customers placing maturing certificate funds into money market accounts in light of the low interest rate environment and a preference in the marketplace for insured deposits over other investments.    Our noninterest-bearing checking increases were a result of our increased emphasis on attracting these and other low cost deposit accounts such as savings accounts.  We require our commercial loan customers to maintain a checking or savings account with us. As our commercial lending business increases, we anticipate increases in transaction and savings deposits from our commercial customers.  We are a public funds depository and as of December 31, 2011, we had $24.6 million in public funds.  These funds consisted of $21.0 million in certificates of deposit, $3.5 million in money market accounts and $64,000 in checking accounts at December 31, 2011.  These accounts must be 100% collateralized.  We use agency mortgage-backed securities and letters of credit from the FHLB as collateral for these funds.

The following table shows rate and maturity information for our certificates of deposit at December 31, 2011:

	0.00-1.99%	2.00-3.99%	4.00-5.99%	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:
March 31, 2012	$9,525	$5,048	$869	$15,442	11.88%
June 30, 2012	30,264	25	398	30,687	23.61
September 30, 2012	7,184	-	688	7,872	6.06
December 31, 2012	17,057	39	729	17,825	13.71
March 31, 2013	22,320	130	721	23,171	17.83
June 30, 2013	8,122	161	1,162	9,445	7.27
September 30, 2013	1,564	15	408	1,987	1.53
December 31, 2013	5,673	-	884	6,557	5.05
March 31, 2014	3,814	525	69	4,408	3.39
June 30, 2014	1,198	361	-	1,559	1.20
September 30, 2014	223	499	-	722	0.56
December 31, 2014	714	244	-	958	0.74
Thereafter	946	8,376	13	9,335	7.18
Total	$108,604	$15,423	$5,941	$129,968	100.00%
Percent of total	83.56%	11.87%	4.57%	100.00%

The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2011:

	Maturity
	3 months or less	Over 3 to 6 months	Over 6 to 12 months	Over 12 months	Total
	(Dollars in thousands)
Certificates of deposit less than $100,000	$9,366	$12,414	$11,219	$22,025	$55,024
Certificates of deposit of $100,000 or more	6,076	18,273	14,477	36,118	74,944
Total certificates of deposit	$15,442	$30,687	$25,696	$58,143	$129,968

Borrowings.  Although deposits are our primary source of funds, we may utilize borrowings as a cost-effective source of funds when they can be invested at a positive interest rate spread, for additional capacity to fund loan demand, or to meet our asset/liability management goals.  Our borrowings currently consist of advances from the FHLB.  See Note 10 of the Notes to Consolidated Financial Statements.

We are a member of and obtain advances from the FHLB, which is part of the Federal Home Loan Bank System.  The twelve regional Federal Home Loan Banks provide a central credit facility for their member institutions.  These advances are provided upon the security of certain of our mortgage loans and mortgage-backed securities.  These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features, and all long-term advances are required to provide funds for residential home financing.  We have entered into a loan agreement with the FHLB pursuant to which Sound Community Bank may borrow up to approximately 35% of its total assets, secured by a blanket pledge on a portion of our residential mortgage portfolio including one- to four family first and second mortgage loans, and commercial and multifamily loans.  Based on eligible collateral, the total amount available under this agreement as of December 31, 2011 was $85.5 million.  At the same date we had $8.5 million in FHLB advances outstanding, which had maturities between zero and six years.  At December 31, 2011, we had $51.0 million in one- to four- family and commercial and multifamily loans and mortgage-backed securities available to serve as collateral for additional advances.  We plan to rely in part on long-term FHLB advances to fund asset and loan growth.  We also use short-term advances to meet short term liquidity needs.  We are required to own stock in the FHLB based on the amount of our advances.

We also from time to time borrow from the Federal Reserve Bank of San Francisco’s “discount window” for overnight liquidity needs.  In 2011, we did not borrow from the discount window.

The following table sets forth the maximum balance and average balance of borrowings for the periods indicated:

	For the year ended December 31,
	2011	2010	2009
Maximum balance:	(Dollars in thousands)
FHLB advances	$24,596	$33,550	$41,950
Federal Reserve Bank advances	$-	$2,400	$8,000

Average balances:
FHLB advances	$14,249	$23,478	$28,364
Federal Reserve Bank advances	$-	$66	$1,100

Weighted average interest rate:
FHLB advances	1.97%	2.52%	3.29%
Federal Reserve Bank advances	NM	0.50%	0.50%

The following table sets forth certain information about our borrowings at the dates indicated:

	December 31,
	2011	2010	2009
	(Dollars in thousands)
FHLB advances	$8,506	$24,849	$20,000
Federal Reserve Bank advances	$-	$-	$-

Weighted average interest rate:
FHLB advances	2.17%	1.86%	3.27%
Federal Reserve Bank advances	NM	0.50%	0.50%

Subsidiary and Other Activities

Sound Financial has one subsidiary, Sound Community Bank.  Sound Community Bank has one subsidiary, which is currently inactive.  Our capital investment in the inactive subsidiary as of December 31, 2011 was $2,000.

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

We attract our deposits through our branch office system.  Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments.  We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates.  Based on the most recent data provided by the FDIC, there are approximately 75 other commercial banks and savings institutions operating in the Seattle MSA and 13 other commercial banks and savings institutions in Clallam County, Washington.  Based on the most recent branch deposit data provided by the FDIC, our share of deposits in the Seattle MSA was approximately 0.1%.  The five largest financial institutions in that area have 74.2% of those deposits.  In addition, our share of deposits in Clallam County was the third highest in the county at 10.7%, with the five largest institutions in that county having 70.0% of the deposits.

How We Are Regulated

General.  Set forth below is a brief description of certain laws and regulations that are applicable to Sound Financial, Sound Community Bank and Sound Community MHC.  The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.  Legislation is introduced from time to time in the United States Congress that may affect the operations of Sound Financial, Sound Community Bank and Sound Community MHC.  In addition, the regulations governing us may be amended from time to time.  Any such legislation or regulatory changes in the future could adversely affect our operations and financial condition.  See “Restrictions on Acquisitions of Sound Financial Inc. and Sound Community Bank” for information on regulatory limits and requirements on persons or companies seeking to acquire control of those entities.

The OCC has extensive enforcement authority over all federally-chartered savings associations, including Sound Community Bank.  The Federal Reserve has the same type of authority over Sound Financial and Sound Community MHC.  This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease-and-desist orders and removal orders and initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OCC or Federal Reserve.  Except under certain circumstances, public disclosure of final enforcement actions by the OCC or Federal Reserve is required by law.

Regulatory Reform.  On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The Dodd-Frank Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions.  The following discussion summarizes significant aspects of the Dodd-Frank Act that will affect us.  Regulations implementing many of these changes have not been promulgated, so we cannot determine the full impact of the Dodd-Frank Act on our business and operations at this time.

The following aspects of the Dodd-Frank Act are related to the operations of Sound Community Bank:

•
The OTS was merged into the OCC and the OTS’s authority to regulate and supervise federal savings associations was transferred to the OCC.  The federal thrift charter has been preserved and the Federal Reserve now has authority to regulate and supervise savings and loan holding companies.  The regulations of the OTS remain in effect except as modified by the OCC or the Federal Reserve.  There have been no substantial modifications to these regulations to date.

•
The Consumer Financial Protection Bureau (the “CFPB”), an independent consumer compliance regulatory agency within the Federal Reserve, has been established.  The CFPB is empowered to exercise broad regulatory, supervisory and enforcement authority over financial institutions with total assets over $10 billion with respect to both new and existing consumer financial protection laws.  Smaller financial institutions, like Sound Community Bank, will be subject to supervision and enforcement by their primary federal banking regulator with respect to federal consumer financial protection laws and regulations.  The CFPB also has authority to promulgate new consumer financial protection regulations and amend existing consumer financial protection regulations.

•
The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

•
Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.  The federal banking agencies must promulgate new rules on regulatory capital for both depository institutions and their holding companies, to include leverage capital and risk-based capital measures at least as stringent as those now applicable to Sound Community Bank under the prompt corrective action regulations. To date, the federal banking agencies have not yet established such new regulatory capital requirements.

•	The prohibition on payment of interest on demand deposits was repealed.

•
State consumer financial protection law will be preempted only if it would have a discriminatory effect on a federal savings association or is preempted by any other federal law.  The OCC must make a preemption determination with respect to a state consumer financial protection law on a case-by-case basis with respect to a particular state law or other state law with substantively equivalent terms.

•	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts applies through December 31, 2012.

•	The deposit insurance assessment base for FDIC insurance is the depository institution’s average consolidated total assets less average tangible equity during the assessment period.

•
The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or the comparable percentage of the assessment base; however, the Federal Deposit Insurance Corporation is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.  Pursuant to the Dodd-Frank Act, the FDIC recently issued a rule setting a designated reserve ratio at 2.0% of insured deposits.

•
Public companies are required to provide their shareholders with a non-binding vote:  (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

•
A separate, non-binding shareholder vote is required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

•
Securities exchanges are required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

•
Stock exchanges, not including the OTC Bulletin Board, are prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation that is based on financial information required to be reported under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

•	Disclosure in annual proxy materials is required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

•
Item 402 of Regulation S-K is amended to require companies to disclose the ratio of  the median annual total compensation of all employees (excluding the Chief Executive Officer’s compensation) to the Chief Executive Officer’s annual total compensation.

Savings and loan holding companies, such as Sound Financial, will be subject to the same capital requirements as bank holding companies in 2015.  Currently, a bank holding company with less than $500 million in assets is subject to capital requirements on a bank-only basis (except in certain unusual cases).

Regulation of Sound Community Bank

General.  Sound Community Bank, as a federally-chartered savings bank, is subject to regulation and oversight by the OCC extending to all aspects of its operations.  This regulation is intended for the protection of depositors and not for the purpose of protecting shareholders.  Sound Community Bank is required to maintain minimum levels of regulatory capital and will be subject to certain limitations on the payment of dividends to Sound Financial.  See “- Capital Requirements for Sound Community Bank” and “-Limitations on Dividends and Other Capital Distributions.”  Sound Community Bank also is subject to regulation and examination by the FDIC, which insures the deposits of Sound Community Bank to the maximum extent permitted by law.

Office of the Comptroller of the Currency.  The investment and lending authority of Sound Community Bank is prescribed by federal laws and regulations and Sound Community Bank is prohibited from engaging in any activities not permitted by such laws and regulations.

As a federally chartered savings bank, Sound Community Bank is required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on its operations.  This test requires Sound Community Bank to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  “Qualified thrift investments” means primarily securities, mortgage loans and other investments related to housing, home equity loans, credit card loans, education loans and other consumer loans up to a certain percentage of assets.  “Portfolio assets” generally means total assets of a savings association less the sum of certain specified liquid assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.  As an alternative, Sound Community Bank may also meet the QTL test by qualifying as a “domestic building and loan association” (“DBLA”) under the Internal Revenue Code of 1986.  To satisfy the DBLA test, a savings association must meet a “business operations test” and a “60 percent of assets test.”  The business operations test requires the business of a DBLA to consist primarily of acquiring the savings of the public and investing in loans.  The 60% of assets test requires that at least 60% of a DBLA’s assets consist of assets that savings associations normally hold, except for consumer loans that are not educational loans.  As of December 31, 2011, Sound Community Bank met the QTL test.

Under either test, Sound Community Bank is required to maintain a significant portion of its assets in residential-housing-related loans and investments.  Any institution that fails to meet the QTL test is subject to certain restrictions on its operations and the institution’s dividend payments are limited to amounts approved by the OCC and the Federal Reserve that are necessary to meet obligations of a company that controls the institution and would be permissible for a national bank, unless within one year it meets the test, and thereafter remains a qualified thrift lender.  An institution that fails the test a second time must be subjected to the restrictions and is subject to enforcement action.  Any holding company of an institution that fails the test and does not re-qualify within a year must become a bank holding company.  If such an institution has not converted to a bank within three years after it failed the test, it must divest all investments and cease all activities not permissible for both a national bank and a savings association.

Sound Community Bank is subject to a 35% of total assets limit on consumer loans, commercial paper and corporate debt securities, a 20% limit on commercial loans, provided that the amount in excess of 10% of total assets can only be used for small business loans, and a 400% of capital limit on non-residential real property loans.  At December 31, 2011, Sound Community Bank had 8.6% of its assets in consumer loans, commercial paper and corporate debt securities, 3.9% of its assets in commercial loans and 213.3% of its capital in non-residential real property loans.

Our relationship with our depositors and borrowers is regulated to a great extent by federal laws and regulations, especially in such matters as the ownership of savings accounts and the form and content of our mortgage requirements.  In addition, the branching authority of Sound Community Bank is regulated by the OCC.  Sound Community Bank is generally authorized to branch nationwide.

Sound Community Bank is subject to a statutory lending limit on aggregate loans to one borrower or a related group of borrowers.  That limit is equal to 15% of our unimpaired capital and surplus, except that for loans fully secured by specified readily-marketable collateral, the limit is increased to 25%.  At December 31, 2011, Sound Community Bank’s lending limit under this restriction was $5.0 million.  We have no loans in excess of our lending limit.

We are subject to periodic examinations by the OCC.  During these examinations, the examiners may require Sound Community Bank to provide for higher general or specific loan loss reserves, which can impact our capital and earnings.  As a federally-chartered savings bank, Sound Community Bank is subject to a semi-annual assessment, based upon its total assets, to fund the operations of the OCC.

The OCC has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits.  Any institution that fails to comply with these standards must submit a compliance plan.

The OCC has primary enforcement responsibility over savings associations and has authority to bring actions against the institution and all institution-affiliated parties, including controlling shareholders, directors, management, employees and agents, as well as independent contractors and consultants, such as attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institutions of receivership, conservatorship or termination of deposit insurance.  Civil money penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases.  The FDIC has the authority to recommend to the OCC that enforcement action be taken with respect to a particular savings association.  If action is not taken by the OCC, the FDIC has authority to take such action under certain circumstances.  Federal law also establishes criminal penalties for certain violations.

Insurance of Accounts and Regulation by the FDIC.  The Deposit Insurance Fund (“DIF”) of the FDIC insures deposit accounts in Sound Community Bank up to $250,000 per separately insured depositor.  Transaction accounts have unlimited coverage until December 31, 2012.

The FDIC assesses deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for one of four risk categories applied to its deposits, subject to certain adjustments.  Each institution is assigned to one of four risk categories based on its capital levels, supervisory ratings and other factors.  Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I.  Risk Categories II, III and IV present progressively greater risks to the DIF.

As a result of a decline in the reserve ratio (the ratio of the net worth of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter due on December 30, 2009).  The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance.  For purposes of calculating the prepaid amount, assessments were measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and were based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at an annual rate of 5%.  If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash, or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 30, 2013, as applicable.  Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future.

Beginning with the second quarter of 2011, the Dodd-Frank Act requires the FDIC’s deposit insurance assessments to be based on assets instead of deposits.  The FDIC has issued rules, effective as of the second quarter of 2011, which specify that the assessment base for a bank is equal to its total average consolidated assets less average tangible capital.  The FDIC assessment rates range from approximately 5 basis points to 35 basis points, depending on applicable adjustments for unsecured debt issued by an institution and brokered deposits (and to further adjustment for institutions that hold unsecured debt of other FDIC-insured institutions), until such time as the FDIC’s reserve ratio equals 1.15%. Once the FDIC’s reserve ratio reaches 1.15% and the reserve ratio for the immediately prior assessment period is less than 2.0%, the applicable assessment rates may range from 3 basis points to 30 basis points (subject to adjustments as described above).  If the reserve ratio for the prior assessment period is equal to or greater than 2.0% and less than 2.5%, the assessment rates may range from 2 basis points to 28 basis points and if the prior assessment period is greater than 2.5%, the assessment rates may range from 1 basis point to 25 basis points (in each case subject to adjustments as described above.  No institution may pay a dividend if it is in default on its federal deposit insurance assessment.

Transactions with Related Parties.  Transactions between Sound Community Bank and its affiliates are required to be on terms as favorable to Sound Community Bank as transactions with non-affiliates, and certain of these transactions, such as loans to an affiliate, are restricted to a percentage of Sound Community Bank’s capital and require eligible collateral in specified amounts.  In addition, Sound Community Bank may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates.  Sound Financial and Sound Community MHC are affiliates of Sound Community Bank.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by Sound Financial to its executive officers and directors.  However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws.  Under such laws, Sound Community Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited.  The laws limit both the individual and aggregate amount of loans that Sound Community Bank may make to insiders based, in part, on Sound Community Bank’s capital level and requires that certain board approval procedures be followed.  Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment.  There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.  Loans to executive officers are subject to additional limitations based on the type of loan involved.

Capital Requirements for Sound Community Bank.  Pursuant to OCC regulations, Sound Community Bank is required to maintain specified levels of regulatory capital.  The OCC regulations state that to be “adequately capitalized,” an institution must have a leverage ratio of at least 4.0% (3.0% if the institution is assigned a composite rating of 1), a Tier 1 risk-based capital ratio of at least 4.0% and a total risk-based capital ratio of at least 8.0%.  To be “well capitalized,” an institution must have a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, a total risk-based capital ratio of at least 10.0% and the institution must not be subject to any OCC or OTS written agreement, order, capital directive or prompt corrective action directive.  Pursuant to a memorandum of understanding with its regulator, Sound Community Bank has agreed to maintain capital ratios in excess of these requirements (8% leverage ratio and 12% risk-based capital).

The term “leverage ratio” means the ratio of Tier 1 capital to adjusted total assets.  The term “Tier 1 risk-based capital ratio” means the ratio of Tier 1 capital to risk-weighted assets.  The term “total risk-based capital ratio” means the ratio of total capital to risk-weighted assets.

The term “Tier 1 capital” generally consists of common shareholders’ equity and retained earnings and certain noncumulative perpetual preferred stock and related earnings, excluding most intangible assets.  At December 31, 2011, Sound Community Bank had no goodwill, $613,000 of core deposit intangible assets, or disallowed servicing assets, and no deferred tax assets excluded from Tier 1 capital.

“Total capital” consists of the sum of an institution’s Tier 1 capital and the amount of its Tier 2 capital up to the amount of its Tier 1 capital.  Tier 2 capital consists generally of certain cumulative and other perpetual preferred stock, certain subordinated debt and other maturing capital instruments, the amount of the institution’s allowance for loan and lease losses up to 1.25% of risk-weighted assets and certain unrealized gains on equity securities.

Risk-weighted assets are determined under the OCC capital regulations, which assign to every asset, including certain off-balance sheet items, a risk weight ranging from 0% to 200% based on the inherent risk of the asset.  The OCC is authorized to require Sound Community Bank to maintain an additional amount of total capital to account for concentrations of credit risk, levels of interest rate risk, equity investments in non-financial companies and the risks of non-traditional activities or other supervisory concerns.  Institutions that are not well capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits.

The OCC is authorized and, under certain circumstances, required to take certain actions against savings banks that fail to meet the minimum ratios for an “adequately capitalized institution.” Any such institution must submit a capital restoration plan and, until such plan is approved by the OCC, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.  The OCC is authorized to impose additional restrictions on institutions that are less than adequately capitalized.

OCC regulations state that any institution that fails to comply with its capital plan or has Tier 1 risk-based or leverage ratios of less than 3.0% or a total risk-based capital ratio of less than 6.0% is considered “significantly undercapitalized” and is subject to one or more additional specified actions and operating restrictions that may cover all aspects of its operations and may include a forced merger or acquisition of the institution.  An institution with tangible equity to total assets of less than 2.0% is “critically undercapitalized” and becomes subject to further mandatory restrictions on its operations.  The OCC generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.  The imposition by the OCC of any of these measures on Sound Community Bank may have a substantial adverse effect on its operations and profitability.  In general, the FDIC must be appointed receiver for a critically undercapitalized institution whose capital is not restored within the time provided.  When the FDIC as receiver liquidates an institution, the claims of depositors and the FDIC as their successor (for deposits covered by FDIC insurance) have priority over other unsecured claims against the institution.

At December 31, 2011, Sound Community Bank was considered a “well-capitalized” institution under OCC regulations.  Regulatory capital is discussed further in Note 15 of the Notes to Consolidated Financial Statements contained herein.  New capital regulations at least as stringent as the current regulations are required by the Dodd-Frank Act, however, such new capital regulations have not yet been established by the regulatory agencies.  We cannot predict what impact such new regulations may have.

Savings and Loan Holding Company Act and Change in Bank Control Act.  Any company, except a bank holding company, that acquires control of a savings association or savings and loan holding company becomes a “savings and loan holding company” subject to registration, examination and regulation by the Federal Reserve and must obtain the prior approval of the Federal Reserve under the Savings and Loan Holding Company Act before obtaining control of a savings association or savings and loan holding company.  A bank holding company must obtain the prior approval of the Federal Reserve under the Bank Holding Company Act before obtaining control of a savings association or savings and loan holding company and remains subject to regulation under the Bank Holding Company Act.  The term “company” includes corporations, partnerships, associations, and certain trusts and other entities.  “Control” of a savings association or savings and loan holding company is deemed to exist if a company has voting control, directly or indirectly of at least 25% of any class of the savings association’s voting stock or controls in any manner the election of a majority of the directors of the savings association or savings and loan holding company, and may be presumed under other circumstances, including, but not limited to, holding 10% or more of a class of voting securities if the institution has a class of registered securities, as Sound Financial has.  Control may be direct or indirect and may occur through acting in concert with one or more other persons.  In addition, a savings and loan holding company must obtain Federal Reserve approval prior to acquiring voting control of more than 5% of any class of voting stock of another savings association or another savings association holding company.  A provision limiting the acquisition by a bank holding company of more than 5% of the outstanding voting stock of any company is included in the Bank Holding Company Act.

Accordingly, the prior approval of the Federal Reserve Board would be required:

•	before any savings and loan holding company or bank holding company could acquire 5% or more of the common stock of Sound Financial or Sound Community Bank; and

•	before any other company could acquire 25% or more of the common stock of Sound Financial or Sound Community Bank, and may be required for an acquisition of as little as 10% of such stock.

In addition, persons that are not companies are subject to the same or similar definitions of control with respect to savings and loan holding companies and savings associations. As such, prior regulatory approval is required from the Federal Reserve in the case of control of a savings and loan holding company and from the OCC in the case of control of a savings association when a person(s) rather than a holding company seeks control of a savings and loan holding company or a savings association.

Community Reinvestment and Consumer Protection Laws.  In connection with its lending and other activities, Sound Community Bank is subject to a number of federal laws designed to protect customers and promote lending to various sectors of the economy and population.  These include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the Community Reinvestment Act (“CRA”).  Among other things, these laws:

•	require lenders to disclose credit terms in meaningful and consistent ways;

•  prohibit discrimination against an applicant in any consumer or business credit transaction;

•	prohibit discrimination in housing-related lending activities;

•	require certain lenders to collect and report applicant and borrower data regarding loans for home purchases or improvement projects;

•	require lenders to provide borrowers with information regarding the nature and cost of real estate settlements;

•	prohibit certain lending practices and limit escrow account amounts with respect to real estate transactions;

•	require financial institutions to implement identity theft prevention programs and measures to protect the confidentiality of consumer financial information; and

•	prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations.

The CFPB has been given authority for amending existing consumer compliance regulations and implementing new such regulations.  In addition, the Bureau is charged with examining the compliance of financial institutions with assets in excess of $10 billion with these consumer protection rules.  Sound Community Bank’s compliance with consumer protection rules will be examined by the OCC since it does not meet this $10 billion asset level threshold.

In addition, federal banking regulators, pursuant to the Gramm-Leach-Bliley Act, have enacted regulations limiting the ability of banks and other financial institutions to disclose nonpublic consumer information to non-affiliated third parties.  The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated parties.

The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the communities served by the bank, including low and moderate income neighborhoods.  Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance” and the appropriate federal banking agency is to take this rating into account in the evaluation of certain applications of the institution, such as an application relating to a merger or the establishment of a branch.  An unsatisfactory rating may be used as the basis for the denial of such an application.  The CRA also requires that all institutions make public disclosures of their CRA ratings. Sound Community Bank received a “satisfactory” rating in its most recent CRA evaluation.

Bank Secrecy Act / Anti-Money Laundering Laws.  Sound Community Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001.  These laws and regulations require Sound Community Bank to implement policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity of their customers.  Violations of these requirements can result in substantial civil and criminal sanctions.  In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing mergers and acquisitions.

Limitations on Dividends and Other Capital Distributions.  OCC regulations impose various restrictions on the ability of savings institutions, including Sound Community Bank, to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.  Sound Community Bank must file a notice with the OCC and the Federal Reserve before making any capital distribution.  Sound Community Bank generally may make capital distributions during any calendar year in an amount up to 100% of net income for the year-to-date plus retained net income for the two preceding years, so long as it is well-capitalized after the distribution.  If Sound Community Bank, however, proposes to make a capital distribution when it does not meet its capital requirements (or will not following the proposed capital distribution) or that will exceed these net income-based limitations, it must obtain the OCC’s approval prior to making such distribution.  The OCC may object to any distribution based on safety and soundness concerns.  Additional restrictions on Sound Community Bank dividends may apply if the bank fails the QTL test.

Dividends from Sound Financial may depend, in part, upon its receipt of dividends from Sound Community Bank.  No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized.  Sound Community Bank, as a federal savings bank, must notify the Federal Reserve prior to paying a dividend to Sound Financial.  The Federal Reserve may disapprove a dividend if, among other things, the Federal Reserve determines that the federal savings bank would be undercapitalized on a pro forma basis or the dividend is determined to raise safety or soundness concerns or violates a prohibition contained in applicable statutes, regulations, enforcement actions or agreements between the institution (or its holding company) and a federal bank regulator.

Federal Home Loan Bank System.  Sound Community Bank is a member of the Federal Home Loan Bank of Seattle, one of the 12 regional Federal Home Loan Banks in the Federal Home Loan Bank System.  The Federal Home Loan Bank System provides a central credit facility for member institutions.  As a member of the Federal Home Loan Bank of Seattle, Sound Community Bank is required to hold shares of capital stock in that Federal Home Loan Bank.  Sound Community Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2011 of $2.4 million.

Regulation of Sound Financial, Inc.

Sound Financial.  As a savings association holding company, Sound Financial is subject to regulation, supervision and examination by the Federal Reserve.  Applicable federal law and regulations limit the activities of Sound Financial and require the approval of the Federal Reserve for any acquisition of a subsidiary, including another financial institution or holding company thereof, or a merger or acquisition of Sound Financial.  In addition, the Federal Reserve has enforcement authority over Sound Financial and its non-savings institution subsidiaries.  Among other things, this authority permits the Federal Reserve to restrict or prohibit activities that are determined to be a serious risk to Sound Community Bank.

Permissible Activities.  Pursuant to federal law and regulations and policy, a savings and loan holding company such as Sound Financial may generally engage in the activities permitted for financial holding companies under Section 4(k) of the Bank Holding Company Act and certain other activities that have been authorized for savings and loan holding companies by regulation.

Federal law prohibits a savings and loan holding company from, directly or indirectly or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings association, or savings and loan holding company thereof, without prior written approval of the Federal Reserve or from acquiring or retaining, with certain exceptions, more than 5% of the voting stock of a non-subsidiary holding company or savings association.  A savings and loan holding company is also prohibited from acquiring more than 5% of the voting stock of a company engaged in activities other than those authorized by federal law, from engaging in activities that would constitute a serious risk to the safety and soundness of its subsidiary bank or from acquiring or retaining control of a depository institution that is not insured by the FDIC.  In evaluating applications by holding companies to acquire savings associations, the Federal Reserve must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The Federal Reserve is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, except:  (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings  association in another state if the laws of the state of the target savings association specifically permit such acquisitions.  The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital Requirements for Sound Financial.  Under the Dodd-Frank Act, savings and loan holding companies will not be subject to capital requirements established by the Federal Reserve until 2015.  The Federal Reserve, however, expects Sound Financial and Sound Community MHC to support Sound Community Bank, including providing additional capital to Sound Community Bank when it does not meet its capital requirements.  Under the Dodd-Frank Act, the federal banking regulators must require any company that controls an FDIC-insured depository institution to serve as a source of strength for the institution, with the ability to provide financial assistance if the institution suffers financial distress.  These and other Federal Reserve policies may restrict Sound Financial Inc.’s ability to pay dividends.

Federal Securities Law.  The stock of Sound Financial is registered with the SEC under the Securities Exchange Act of 1934, as amended.  Sound Financial is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934.

Sound Financial stock held by persons who are affiliates of Sound Financial may not be resold without registration unless sold in accordance with certain resale restrictions.  For this purpose, affiliates are generally considered to be officers, directors and principal shareholders.  If Sound Financial meets specified current public information requirements, each affiliate of Sound Financial will be able to sell in the public market, without registration, a limited number of shares in any three-month period.

The SEC has adopted regulations and policies under the Sarbanes-Oxley Act of 2002 that apply to Sound Financial as a registered company under the Securities Exchange Act of 1934.  The stated goals of these requirements are to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  The SEC and Sarbanes-Oxley-related regulations and policies include very specific additional disclosure requirements and new corporate governance rules.

Federal Taxation

General.  We are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Sound Financial or Sound Community Bank.  Our federal income tax returns have never been audited by the Internal Revenue Service.

We had no unrecognized tax benefits at December 31, 2011 and at December 31, 2010.

Method of Accounting.  For federal income tax purposes, we currently report our income and expenses on the accrual method of accounting and use a fiscal year ending on December 31 for filing our federal income tax return.

Minimum Tax.  The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain items of tax preference and adjustment, called alternative minimum taxable income.  Net operating losses can offset no more than 90% of alternative minimum taxable income.  The alternative minimum tax is payable to the extent that the taxpayer’s alternative minimum tax is in excess of the taxpayer’s regular tax.    Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  We have not been subject to the alternative minimum tax in prior years, nor do we have any such amounts available as credits for carryover.

Net Operating Loss Carryovers.  A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  This provision applies to losses incurred in taxable years beginning after August 6, 1997.  In 2009, Internal Revenue Code Section 172 (b) (1) was amended to allow businesses to carry back losses incurred in 2008 and 2009 for up to five years to offset 50% of the available income from the fifth year and 100% of the available income for the other four years.  At December 31, 2011, we had no net operating loss carry-forwards for federal income tax purposes.

Corporate Dividends-Received Deduction.  Sound Financial has elected to file a consolidated return with Sound Community Bank.  Therefore any dividends Sound Financial receives from Sound Community Bank will not be included as income to Sound Financial.

State Taxation

We are subject to a business and occupation tax imposed under Washington law at the rate of 1.8% of gross receipts.  Interest received on loans secured by mortgages or deeds of trust on residential properties and certain investment securities are exempt from this tax.

Employees

At December 31, 2011, we had a total of 60 full-time employees and 16 part-time employees.  Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Executive Officers of Sound Financial and Sound Community Bank

Officers are elected annually to serve for a one year term. There are no arrangements or understandings between the officers and any other person pursuant to which he or she was or is to be selected as an officer.

Laura Lee Stewart.  Ms. Stewart, age 62, is currently President and Chief Executive Officer of Sound Community Bank and Sound Financial, Inc.  Prior to joining Sound Community Bank as its President in 1989, when it was still a credit union, Ms. Stewart was Senior Vice President/Retail Banking at Great Western Bank.  Ms. Stewart was selected as an inaugural member of the FDIC Community Bank Advisory Board and completed her term in 2011.  She also serves on the ABA Community Bankers Council and is Vice Chair of the Washington Bankers Association.  In 2011, The American Banker honored her as one of the top 25 Women to Watch in banking.  Ms. Stewart’s many years of service in all areas of the financial institution operations and her duties as President and Chief Executive Officer of Sound Community Bank and Sound Financial, Inc. brings a special knowledge of the financial, economic and regulatory challenges we face and is well suited to educating the Board on these matters.

Matthew P. Deines.  Mr. Deines, age 38, has served as Chief Financial Officer of Sound Community Bank since 2002 and was appointed Executive Vice President in January 2005.  Mr. Deines has also served as Chief Financial Officer and Executive Vice President of Sound Financial, Inc. since its incorporation in 2008.  Mr. Deines currently is responsible for management of our accounting, financial reporting, operations and information technology functions and is chair of Sound Community Bank’s asset-liability management committee.  Prior to joining Sound Community Bank, Mr. Deines was an Audit Supervisor with McGladrey and Pullen, LLP and received his Washington CPA certificate in 2000.  Mr. Deines received a Bachelor’s of Science Degree from Loyola Marymount University.  He received an MBA degree from the University of Washington in June 2010.

Matthew F. Moran. Mr. Moran, age 49, is Executive Vice President and Chief Credit Officer responsible for all aspects of our commercial and retail lending activity.  Mr. Moran joined Sound Community Bank in May 2007.  Prior to that, he was a Senior Examiner with the Office of Thrift Supervision (which has since been merged into the OCC) for one year.  From 2004 to 2006, he was Vice President - Commercial Credit for Inland NW Bank.  From 2001 to 2004, he was Vice President and Team Leader SE Washington of Community Bancshares, a $350MM community bank where he was responsible for all new credit development in SE Washington.  Mr. Moran brings more than 20 years of banking experience to Sound Community Bank, including five years with First National Bank of Omaha as the Asset/Liability Manager for the consolidated entities under First National Nebraska, Inc. a $10 billion dollar bank holding company.  Prior to that, Mr. Moran spent six years as a National Bank Examiner with the OCC, where in addition to his Safety and Soundness responsibilities he also served as a specialist in the Large Bank Capital Markets Examination Program.  In 2010, Mr. Moran graduated from the Pacific Coast Banking School, which is affiliated with the Graduate School of Business of the University of Washington.

Patricia Floyd. Ms. Floyd, age 66, is Senior Vice President – Human Resources of Sound Community Bank.  Prior to being appointed to that position in 2002, she was a human resources official for the Shanghai American School from 1988 to 2001.  Prior to that, she held various positions at Sound Community Bank when it was a credit union, including Marketing Manager, since 1986.

Internet Website

We maintain a website, www.soundcb.com.  Information pertaining to us, including SEC filings, can be found by clicking the link on our site called “Investor Relations.” This Annual Report on Form 10-K and our other reports, proxy statements and other information filed with the SEC are available on that website within the Investor Relations webpage by clicking the link called “SEC Filings.”  The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K.  For more information regarding access to these filings on our website, please contact our Corporate Secretary, Sound Financial, Inc., 2005 5th Avenue, Suite 200, Seattle, Washington, 98121 or by calling (206) 448-0884.

Item 1A.  Risk Factors

Not required; we are a smaller reporting company.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.Properties

All of our offices are leased.  The operating leases contain renewal options and require us to pay property taxes and operating expenses on the properties.  Our total rental expense for each of the years ended December 31, 2011 and 2010 was $763,000 and $793,000, respectively. The aggregate net book value of our leasehold improvements, furniture and equipment was $2.4 million at December 31, 2011. See also Note 7 of the Notes to Consolidated Financial Statements.  In the opinion of management, the facilities are adequate and suitable for our current needs.  We may open additional banking offices to better serve current customers and to attract new customers in subsequent years.

The following table sets forth certain information concerning our main office and each of our branch offices at December 31, 2011.

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

We maintain depositor and borrower customer files on an on-line basis, utilizing a telecommunications network, portions of which are leased.  Management has a disaster recovery plan in place with respect to the data processing system, as well as our operations as a whole.

Item 3.                      Legal Proceedings

From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business.  We do not anticipate incurring any material legal fees or other liability as a result of such litigation.

Item 4.                      Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Sound Financial is traded on the OTC Bulletin Board under the symbol "SNFL."  The table below shows the high and low closing prices and quarterly dividends for our common stock for the periods indicated.  This stock price information was provided by the Yahoo Finance System and is based on OTC quotations, which reflect inter-dealer prices with retail mark-up, mark-down or commissions and may not represent actual transactions.

	Stock Price		Dividends Per Share
2011 Quarters	High	Low
First Quarter (ended 3/31/2011)	$7.50	$4.75	$0.00
Second Quarter (ended 6/30/2011)	$7.50	$6.50	$0.00
Third Quarter (ended 9/30/2011)	$6.70	$6.50	$0.00
Fourth Quarter (ended 12/31/2011)	$7.50	$6.25	$0.00

	Stock Price		Dividends Per Share
2010 Quarters	High	Low
First Quarter (ended 3/31/2010)	$5.10	$3.85	$0.02
Second Quarter (ended 6/30/2010)	$7.00	$4.50	$0.00
Third Quarter (ended 9/30/2010)	$5.25	$4.60	$0.00
Fourth Quarter (ended 12/31/2010)	$5.00	$4.75	$0.00

At December 31, 2011 there were 2,949,045 shares outstanding and the closing price of our common stock on that date was $7.50.  On that date, we had approximately 306 shareholders of record.

Our cash dividend payout policy is reviewed continually by management and the Board of Directors.  As previously reported, Sound Financial and Sound Community Bank were each under a Memorandum of Understanding (“MOU”).  As a result, Sound Financial suspended its policy of paying quarterly dividends.  In July 2011, Sound Financial’s MOU was terminated and Sound Community Bank’s MOU was modified to remove the prohibition relating the bank’s ability to pay dividends to Sound Financial.  In March 2012 Sound Community Bank’s MOU was also terminated.

The Board anticipates reinstating cash dividends, but the timing and amount have not yet been determined.  Any dividends declared and paid in the future would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions.  No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from Sound Community Bank, which are restricted by federal regulations.

Information regarding our equity compensation plan is included in Item 12 of this Form 10-K.

We did not repurchase any shares of our common stock in 2011 and have no stock repurchase plan currently authorized.

Item 6.Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following information is only a summary and should be read in conjunction with our consolidated financial statements and accompanying notes contained in Item 8.

	At December 31,
	2011	2010	2009
Selected Financial Condition Data:	(In thousands)
Total assets	$339,740	$334,639	$337,806
Cash and cash equivalents	17,031	9,092	15,679
Loans receivable, net	295,641	294,810	286,357
Loans held for sale	1,807	901	2,858
Available for sale securities (at fair value)	2,992	4,541	9,899
Deposits	299,997	278,494	287,564
Borrowings	8,506	24,849	20,000
Stockholders’ equity	28,713	26,903	25,068

	For the years ended December 31,
	2011	2010	2009
Selected Operations Data:	(In thousands)
Total interest income	$18,519	$19,314	$19,128
Total interest expense	2,781	4,288	7,057
Net interest income	15,738	15,026	12,071
Provision for loan losses	4,600	4,650	4,275
Net interest income after provision	11,138	10,376	7,796
Service charges and fee income	2,052	2,182	2,081
Mortgage servicing income	418	624	867
Fair value adjustment on mortgage servicing rights	(422)	103	125
Gain on sale of loans and securities, net	467	849	430
Other-than-temporary impairment losses on securities	(96)	(98)	(61)
Gain on purchase of branches	-	-	227
Other noninterest income	173	266	267
Total noninterest income	2,592	3,926	3,936
Salaries and benefits	4,997	5,864	5,700
Net loss on OREO	1,394	461	627
Other noninterest expense	5,140	6,101	6,483
Total noninterest expense	11,531	12,426	12,810
Income (loss) before income taxes	2,199	1,876	(1,078)
Income tax expense (benefit)	648	545	(464)
Net income (loss)	$1,551	$1,331	$(614)

	For the years ended December 31,
	2011	2010	2009
Selected Financial Ratios and Other Data:	(In thousands)
Performance ratios:
Return on assets (ratio of net income to average total assets)	0.46%	0.39%	(0.19)%
Return on equity (ratio of net income to average equity)	5.50	5.16	(2.38)
Interest rate spread information:
Average during period	5.20%	4.80%	3.95%
End of period	5.11	5.01	4.53
Net interest margin(1)	5.20	4.82	3.99
Noninterest income to total net revenue(2)	14.14	20.71	24.59
Noninterest expense to average total assets	3.45	3.67	3.74
Average interest-earning assets to average interest-bearing liabilities	100.38	100.99	101.78
Efficiency ratio(3)	55.30	63.13	76.11

Asset quality ratios:
Nonperforming assets to total assets at end of period	2.78%	1.75%	1.81%
Nonperforming loans to gross loans	2.20	1.08	1.62
Allowance for loan losses to nonperforming loans	67.12	136.66	73.06
Allowance for loan losses to gross loans	1.47	1.48	1.18
Net charge-offs to average loans outstanding	1.53	1.22	0.75

Capital ratios:
Equity to total assets at end of period	8.45%	8.04%	7.42%
Average equity to average assets	8.43	7.61	7.93

Other data:
Number of full service offices	5	5	6

(1)	Net interest income divided by average interest earning assets.
(2)	Noninterest income divided by the sum of noninterest income and net interest income.
(3)	Noninterest expense, excluding other real estate owned and repossessed property expense, as a percentage of net interest income and total noninterest income, excluding net securities transactions.

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our principal business consists of attracting retail deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one- to four-family residences (including home equity loans and lines of credit), commercial and multifamily, consumer and commercial business loans and, to a lesser extent, construction and land loans.  We offer a wide variety of secured and unsecured consumer loan products, including manufactured home loans, automobile loans, boat loans and recreational vehicle loans.  We intend to continue emphasizing our residential mortgage, home equity and consumer lending, while also expanding our emphasis in commercial and multifamily and commercial business lending.  As part of our business, we focus on residential mortgage loan originations, many of which we sell to Fannie Mae.  We sell these loans with servicing retained to maintain the direct customer relationship and promote our emphasis on strong customer service.  We originated $66.8 million and $73.4 million in one- to four-family residential mortgage loans during the years ended December 31, 2011 and 2010, respectively.  During these same periods, we sold $53.7 million and $61.9 million, respectively, of one- to four-family residential mortgage loans.

Our operating revenues are derived principally from earnings on interest earning assets, service charges and fees, and gains on the sale of loans and other assets.  Our primary sources of funds are deposits, Federal Home Loan Bank of Seattle (“FHLB”) advances and other borrowings, and payments received on loans and securities.  We offer a variety of deposit accounts that provide a wide range of interest rates and terms, generally including savings, money market, term certificate and checking accounts.  Our noninterest expenses consist primarily of salaries and employee benefits, expenses for occupancy, marketing and computer services and FDIC deposit insurance premiums.  Salaries and benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits.  Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease payments, property taxes, depreciation charges, maintenance and costs of utilities.

Our strategic plan targets individuals, small and medium size businesses, and professionals in our market area for loan and deposit growth.  In pursuit of these goals, and while managing the size of our loan portfolio, we focused on including a significant amount of commercial business and commercial and multifamily loans in our portfolio. A significant portion of these commercial and multifamily and commercial business loans have adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate mortgages.  Our commercial loan portfolio (commercial and multifamily and commercial business loans) increased 10.6% and 19.6% in 2011 and 2010, respectively, to $119.2 million or 39.4% of our loan portfolio at December 31, 2011, from $107.7 million or 35.8% of our loan portfolio at December 31, 2010. The impact of additional commercial and multifamily and commercial business loans has had a positive impact on our net interest income and has helped to further diversify our loan portfolio mix.  In particular, our emphasis on multifamily housing has enhanced our commercial and multifamily loan portfolio.  At December 31, 2011, our multifamily portfolio was $39.2 million, which represented a 27.8% increase over the prior year. A related goal was to increase our core deposits to fund these loans. As of December 31, 2011, core deposits, which we define as our non-certificate or non-time deposit accounts, represented approximately 56.7% of total deposits, compared to 53.2% and 52.8% as of December 31, 2010 and December 31, 2009, respectively.

Our primary market area is the Puget Sound region in western Washington and Clallam County, Washington.  Adverse economic conditions in our market area can reduce our rate of growth, affect our customers’ ability to repay loans and adversely impact our financial condition and earnings.  Weak economic conditions and ongoing strains in the financial and housing markets which have generally continued into 2012 in portions of the United States, including our market area, have presented an unusually challenging environment for banks and their holding companies, including us.  This has been particularly evident in our need to provide for credit losses during these periods at significantly higher levels than our historical experience and has also adversely affected our net interest income and other operating revenues and expenses.

Our provision for loan losses was significant over the last three years and reflects material levels of delinquencies, nonperforming loans and net charge-offs, particularly for loans secured by residential properties.  For most of the past three years, housing markets remained weak in our primary market area, resulting in elevated levels of delinquencies and nonperforming assets, deterioration in property values, and the need to provide for realized and anticipated losses.  Although economic conditions in general appear to be stabilizing, the prolonged weak economy in our market area, and more specifically further declines in real estate values, may result in further increases in nonperforming assets and loan charge-offs which may require additional increases in our provision for loan losses in the future. As a result, like most financial institutions, our future operating results and financial performance will be significantly affected by the course of recovery in our market area from the recent recessionary downturn.

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

Allowance for Loan Loss.  The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date.  The allowance is established through the provision for loan losses, which is charged to income.  Determining the amount of the allowance for loan losses necessarily involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.   Among the material estimates required to establish the allowance are:  loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio.  All of these estimates are susceptible to significant change.  Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio.  To strengthen our loan review and classification process, we engage an independent consultant to review our classified loans and a sampling of our non-classified commercial loans on a regular basis.  We have also enhanced our credit administration policies and procedures to improve our maintenance of updated financial data on commercial borrowers.  While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the adjustment of reserves based upon their judgment of information available to them at the time of their examination.

Other-than-temporary impairment of securities.  Management reviews investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”), taking into consideration current market conditions; fair value in relationship to cost; extent and nature of the change in fair value; issuer rating changes and trends; whether management intends to sell a security or if it is likely that we will be required to sell the security before recovery of the amortized cost basis of the investment, which may be upon maturity; and other factors. For debt securities, if management intends to sell the security or it is likely that we will be required to sell the security before recovering our cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If management does not intend to sell the security and it is not more likely than not that we will be required to sell the security, but management does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings.  The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, i.e., the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive loss. Impairment losses related to all other factors are presented as separate categories within other comprehensive income (loss).

Mortgage Servicing Rights.  We record mortgage servicing rights on loans sold to Fannie Mae with servicing retained as well as for acquired servicing rights.  We stratify our capitalized mortgage servicing rights based on the type, term and interest rates of the underlying loans.  Mortgage servicing rights are carried at fair value.  The value is determined through a discounted cash flow analysis, which uses interest rates, prepayment speeds and delinquency rate assumptions as inputs.  All of these assumptions require a significant degree of management judgment. If our assumptions prove to be incorrect, the value of our mortgage servicing rights could be negatively impacted.

Other Real Estate Owned.  Other real estate owned (“OREO”) represents real estate that we have taken control of in partial or full satisfaction of significantly delinquent loans. At the time of foreclosure, OREO is recorded at the fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses.  After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell.  Subsequent valuation adjustments are recognized within net (loss) gain on other real estate owned.  Revenue and expenses from operations and subsequent adjustments to the carrying amount of the property are included in other non-interest expense in the consolidated statements of income.  In some instances, we may make loans to facilitate the sales of other real estate owned. Management reviews all sales for which it is the lending institution for compliance with sales treatment under provisions established by ASC Topic 360, “Accounting for Sales of Real Estate”.  Any gains related to sales of OREO may be deferred until the buyer has a sufficient initial and continuing investment in the property.

Income Taxes.  Income taxes are reflected in our financial statements to show the tax effects of the operations and transactions reported in the financial statements and consist of taxes currently payable plus deferred taxes.  ASC Topic 740, “Accounting for Income Taxes,” requires the asset and liability approach for financial accounting and reporting for deferred income taxes.  Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  They are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled and are determined using the assets and liability method of accounting.  The deferred income provision represents the difference between net deferred tax asset/liability at the beginning and end of the reported period.  In formulating our deferred tax asset, we are required to estimate our income and taxes in the jurisdiction in which we operate.  This process involves estimating our actual current tax exposure for the reported period together with assessing temporary differences resulting from differing treatment of items, such as depreciation and the provision for loan losses, for tax and financial reporting purposes. Valuation allowances are established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not all or some portion of the potential deferred tax asset will not be realized.

Business and Operating Strategies and Goals

Our goal is to deliver returns to shareholders by increasing higher-yielding assets (in particular commercial and multifamily and commercial business loans), increasing core deposit balances, reducing expenses, managing problem assets and exploring expansion opportunities. We seek to achieve these results by focusing on the following objectives:

Focusing on Asset Quality. Our goal is to improve upon our level of nonperforming assets by managing credit risk.  As real estate markets have weakened since 2008, we have experienced a significant increase in delinquencies and nonperforming assets, primarily in our loans secured by one-to four-family properties and commercial and multifamily loans.  We are focused on actively monitoring and managing all segments of our loan portfolio in order to proactively identify and mitigate risk.  We will continue to devote significant efforts and resources to reducing problem assets to levels consistent with our historical experience.  Despite these efforts, nonperforming assets recently increased to $9.5 million at December 31, 2011 from $5.9 million at December 31, 2010. This increase can be attributed to a $3.4 million increase in nonperforming loans, primarily due to a $1.6 million increase in one-to four-family nonperforming loans and an $1.2 million increase in nonperforming commercial and multifamily loans.

Improving Earnings by Expanding Product Offerings. We intend to prudently increase the percentage of our assets consisting of higher-yielding commercial real estate and commercial business loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations than one-to four- family mortgage loans while maintaining our focus on residential lending. We expect to shortly offer ARM loans that are hybrid loans, which are loans that after an initial fixed rate period of one, five or seven years will convert to an adjustable interest rate for the remaining term of the loan as well as loans insured by the Veterans Administration and U.S. Department of Agriculture.  We also intend to selectively add additional products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling loan and deposit products and additional services to our customers.

We also believe the continuing changes in the secondary market as a result of the uncertainty that is surrounding Fannie Mae and Freddie Mac will result in increased opportunities in the coming years to originate high quality residential loans with more attractive pricing for our loan portfolio. With our long experience and expertise in residential lending we believe we can be effective in capturing the opportunities of these market changes in residential lending.

Emphasizing lower cost core deposits to manage the funding costs of our loan growth.  Our strategic focus is to emphasize total relationship banking with our customers to internally fund our loan growth.  We are also focused on reducing wholesale funding sources, including FHLB advances, through the continued growth of core customer deposits. We believe that a continued focus on customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit. We intend to increase demand deposits by growing retail and business banking relationships.   New technology and services are generally reviewed for business development and cost saving opportunities. We continue to experience growth in customer use of our online banking services, which allows customers to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying while providing our customers greater flexibility and convenience in conducting their banking. In addition to our retail branches, we maintain state of the art technology-based products, such as business cash management and business remote deposit products and intend to introduce an on-line personal financial management and consumer remote deposit product in the third quarter of 2012 to further enable us to compete effectively with banks of all sizes. Total deposits increased from $278.5 million at December 31, 2010 to $300.0 million at December 31, 2011. Core deposits increased $21.9 million while FHLB advances declined $16.3 million during this same period.

Continued Expense Control. Since 2010, management has undertaken several initiatives to reduce non-interest expense and will continue to make it a priority to identify cost savings opportunities throughout all aspects of our operations. We have instituted expense control measures such as limiting increases in compensation and modifying benefit programs, and reducing marketing and professional fees as well as the costs of other service providers. We closed our East Marginal Way branch in March 2010 as a result of its failure to meet our required growth standards.  We have also reduced and continually evaluate our staffing levels in light of the continued weak economy.

Maintaining Our Customer Service Focus.  Exceptional service, local involvement and timely decision-making are integral parts of our business strategy. We emphasize to our employees the importance of delivering exemplary customer service and seeking opportunities to build further relationships with our customers to enhance our market position and add profitable growth opportunities. The goal is to compete with other financial service providers by relying on the strength of our customer service and relationship banking approach. We believe that one of our strengths is that our employees are also significant shareholders through our employee stock ownership (“ESOP”) and 401(k) plans.  We also offer an incentive system that is designed to reward well-balanced and high quality growth among our employees.

Expanding our presence within our existing and contiguous market areas and by capturing business opportunities resulting from changes in the competitive environment.  We believe that opportunities currently exist within our market area to grow our franchise.  We anticipate organic growth as the local economy and loan demand strengthens, through our marketing efforts and as a result of the opportunities being created as a result of the consolidation of financial institutions that is occurring in our market area.  Part of our strategy during the last year and a half was to control balance sheet growth, in order to improve our regulatory capital ratios to ensure compliance with the MOU. Our increased capital position from our upcoming offering will position us to be able to expand our loan portfolio as well as our market presence within our existing geographic footprint at the appropriate time through the acquisition of individual branches and/or de novo branch openings that meet our investment and market objectives. In addition, by delivering high quality, customer-focused products and services, we expect to attract additional borrowers and depositors and thus increase our market share and revenue generation. We previously acquired two branches in 2009, located in Port Angeles, Washington and in Tacoma, Washington.  We subsequently opened a new branch facility in Port Angeles and consolidated the deposit and loan accounts which were acquired into the new facility.  We also consolidated the operations of our former Lakewood branch into the new Tacoma facility.  Although we do not have plans for branch expansion in 2012, we may open a loan production office in the latter half of the year. We will continue to be disciplined as it pertains to future expansion, acquisitions and de novo branching focusing on the Pacific Northwest markets we know and understand.

Comparison of Financial Condition at December 31, 2011 and December 31, 2010

General.  Total assets increased by $5.1 million, or 1.5%, to $339.7 million at December 31, 2011 from $334.7 million at December 31, 2010.  This increase was primarily the result of s $7.9 million increase in cash and cash equivalents and an $831,000, or 0.3% increase in our net loan portfolio offset partially by a $1.5 million, or 34.1% decrease in available-for-sale securities. Our total liabilities increased by $3.3 million or 1.1% to $311.0 million at December 31, 2011 from $307.7 million at December 31, 2010. This increase was primarily the result of a $21.5 million, or 7.7% increase in deposits partially offset by a $16.3 million, or 65.8% decrease in borrowings during 2011.

Cash and Securities.  We increased our liquidity position significantly in 2011, after we decreased our cash and security balances in 2010 in order to manage the size of the balance sheet to comply with regulatory agreements and concerns about the weak economy.

Cash, cash equivalents and our available-for-sale securities increased $6.4 million, or 46.9%, to $20.0 million at December 31, 2011.  Cash and cash equivalents increased by $7.9 million, or 87.3%, to $17.0 million at December 31, 2011, as increased deposits exceeded pay-downs on borrowed funds and net loan production.  Available-for-sale securities, which consist primarily of non-agency mortgage-backed securities, decreased by $1.5 million, or 34.1%, from $4.5 million at December 31, 2010 to $3.0 million at December 31, 2011.  This decrease reflects investment pay-downs and sales and other-than-temporary impairments on our non-agency mortgage-backed security portfolio.

At December 31, 2011, our available-for-sale securities portfolio consisted primarily of $3.0 million of non-agency mortgage-backed securities.  These securities present a higher credit risk than U.S. agency mortgage-backed securities, of which we had $59,000 at December 31, 2011.  In order to monitor the increased risk, management receives and reviews a credit surveillance report from a third party quarterly, which evaluates these securities based on a number of factors, including its investment rating original credit scores, loan-to-value ratios, geographic locations, delinquencies and loss histories of the underlying mortgage loans, in order to project future losses based on various home price depreciation scenarios over a three-year horizon.  Based on these reports, management ascertains the appropriate value for these securities and, in 2011, recorded an other-than-temporary impairment charge of $96,000 on two of these non-agency securities.  See “Note 2. Investment Securities to the Notes to Consolidated Financial Statements” in Item 8 for more information about this recorded impairment.  The current market environment significantly limits our ability to mitigate our exposure to value changes in these more risky securities by selling them, and we do not anticipate these conditions changing significantly in 2011.  Accordingly, if the market and economic environment impacting the loans supported these securities continue to deteriorate, we could determine that an other-than-temporary impairment must be recorded on these securities, as well as on any other securities in our portfolio, our future earnings, equity, regulatory capital and ongoing operations could be materially adversely affected.

Loans.  Our gross loan portfolio, including loans held for sale, increased $1.7 million, or 0.6%, from $300.6 million at December 31, 2010 to $302.3 million at December 31, 2011.  Loans held for sale increased from $901,000 at December 31, 2010, to $1.8 million at December 31, 2011, reflecting primarily the timing of transactions in late 2011, as compared to late 2010.

The following table reflects the changes in the types of loans in our portfolio at the end of 2011 as compared to the end of 2010:

	December 31,
	2011	2010	Amount Change	Percent Change
	(Dollars in thousands)
One-to-four-family	$96,305	$99,215	$(2,910)	(2.93)%
Home equity	39,656	44,829	(5,173)	(11.54)%
Commercial and multifamily	106,016	93,053	12,963	13.93%
Construction and land	17,805	16,650	1,155	6.94%
Manufactured homes	18,444	20,043	(1,599)	(7.98)%
Other consumer	10,920	12,110	(1,190)	(9.83)%
Commercial business	13,163	14,678	(1,515)	(10.32)%
Total	$302,309	$300,578	$1,731	0.58%

The most significant changes in our loan portfolio include the increases in our commercial and multifamily loans, consistent with our operating strategy of growing and maintaining the diversification of our loan portfolio.  The decrease in our one-to-four-family, home equity, commercial business and consumer portfolios are a result of lower demand from creditworthy borrowers in the current economic environment and an emphasis on refinancing home equity loan balances.

Mortgage Servicing Rights.  At December 31, 2011, we had $2.4 million in mortgage servicing rights recorded at fair value.  At December 31, 2010, we had a total of $3.2 million in mortgage servicing rights.  We record mortgage servicing rights on loans sold to Fannie Mae with servicing retained and upon acquisition of a servicing portfolio.  We stratify our capitalized mortgage servicing rights based on the type, term and interest rates of the underlying loans.  Mortgage servicing rights are carried at fair value. If the fair value of our mortgage servicing rights fluctuates significantly, our financial results would be impacted.

Nonperforming Assets.  At December 31, 2011, our nonperforming assets totaled $9.5 million, or 2.78% of total assets, compared to $5.9 million, or 1.75% of total assets at December 31, 2010.

The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio at the dates indicated.

	Nonperforming Assets at December 31,
	2011	2010	Amount Change	Percent Change
	(Dollars in thousands)
Nonaccrual loans	$5,218	$2,898	$2,320	80.1%
Accruing loans 90 days or more delinquent	-	-	-	-
Nonperforming restructured loans	1,419	348	1,071	307.8
OREO and repossessed assets	2,821	2,625	196	7.5
Total	$9,458	$5,871	$3,587	61.1%

Nonperforming loans to total loans increased to 2.20% of total loans at the end of 2011 from 1.08% at the end of 2010.  This increase reflects a $3.4 million increase in nonperforming loans as of December 31, 2011 compared to December 31, 2010 primarily due to a $1.2 million nonperforming commercial real estate loan secured by a retail strip shopping center and the continuing weak economy in our market area.

 Our largest nonperforming loans at December 31, 2011, consisted of the $1.2 million commercial real estate loan discussed above, as well as a $988,000 one-to four-family loan and a $691,000 one-to four-family loan.  We do not expect any material losses on these nonperforming assets in 2012 that have not been previously identified based on current appraisals and valuation estimates.

OREO and repossessed assets increased during 2011 primarily due to depressed economic conditions in our market.  During the year, we repossessed ten personal residences, two commercial properties and 10 manufactured homes.  We sold 14 personal residences, three commercial properties and 10 manufactured homes  at an aggregate loss of $951,000.  Our largest OREO at December 31, 2011, consisted of a mobile home park with a recorded value of $1.0 million in Spanaway, Washington. Our next two largest OREO properties were an $873,000 commercial retail center in Kent, Washington and a $329,000 retail building in Sequim, Washington.  We do not expect to experience a material loss on any of the OREO and repossessed assets in our possession at December 31, 2011 based on current appraisals and valuation estimates.

Allowance for Loan Losses.  The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of the evaluation in accordance with generally accepted accounting principles in the United States.  It is our best estimate of probable incurred credit losses in our loan portfolio.

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

The allowance for loan losses on individually analyzed loans includes commercial business loans and one- to four-family and commercial and multifamily loans, where management has concerns about the borrower’s ability to repay.  Loss estimates include the difference between the current fair value of the collateral and the loan amount due.  Loss estimates for restructured or modified loans may be calculated using discounted cash flows based on expected cash flows discounted by the original note rate on the loan.

Our allowance for loan losses at December 31, 2011 was $4.5 million, or 1.47% of gross loans receivable, compared to $4.4 million, or 1.48% of gross loans receivable at December 31, 2010.  The $19,000, or 0.4% increase in the allowance for loan losses reflects the $4.6 million provision for loan losses established during 2011, as a result of increases in nonperforming loans and growth in our commercial and residential loan portfolios during the year.

The following table reflects the adjustments in our allowance during 2011 and 2010.

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$4,436	$3,468
Charge-offs	4,802	3,944
Recoveries:	221	262
Net charge-offs	4,581	3,682
Provisions charged to operations	4,600	4,650
Balance at end of period	$4,455	$4,436

Ratio of net charge-offs during the period to average loans outstanding during the period	1.53%	1.22%

Allowance as a percentage of nonperforming loans	67.12%	136.66%

Allowance as a percentage of total loans (end of period)	1.47%	1.48%

Specific loan loss reserves increased $136,000, while general loan loss reserves decreased by $118,000 at December 31, 2011 compared to the prior year end.  Net charge offs for 2011 were $4.6 million, or 1.53% of average loans on an annualized basis, compared to $3.7 million, or 1.22% of average loans for 2010.  The increase in net charge-offs was primarily due to the weak economic conditions in our market area.  As of December 31, 2011, the allowance for loan losses as a percentage of loans receivable and nonperforming loans was 1.47% and 67.12%, respectively, compared to 1.48% and 136.66%, respectively, at December 31, 2010.  Allowance for loan losses as a percentage of loans receivable decreased slightly due to the increase in charge-offs during the period.  The allowance for loan losses as a percentage of nonperforming loans decreased due to the increase in nonperforming loans.

Deposits.  Total deposits increased by $21.5 million, or 7.7%, to $300.0 million at December 31, 2011 from $278.5 million at December 31, 2010.  During 2011, a $17.8 million increase in money market accounts and a $4.8 million increase in noninterest-bearing checking accounts were offset by an aggregate $1.7 million decrease in certificates of deposit and escrow accounts. Money market account increases were primarily a result of an increased emphasis on new business relationships, customers placing maturing certificate funds into money market accounts in light of the low interest rate environment and a preference in the marketplace for insured deposits over other investments.  Our noninterest-bearing checking account increases were a result of our increased emphasis on attracting these and other low cost deposit accounts such as savings accounts.

A summary of deposit accounts with the corresponding weighted average cost of funds is presented below (in thousands).

	As of December 31, 2011		As of December 31, 2010
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Checking (noninterest)	$26,907	0.00%	$22,148	0.00%
NOW (interest)	22,332	0.09%	22,186	0.10
Savings	22,092	0.10%	21,598	0.11
Money Market	95,029	0.58%	77,257	0.54
Certificates	129,968	1.53%	130,383	1.84
Escrow	3,669	0.00%	4,922	0.00
Total	$299,997	0.87%	$278,494	1.03%

Borrowings.  FHLB advances decreased $16.3 million, or 65.8%, to $8.5 million at December 31, 2011, with a weighted-average cost of 2.17%, from $24.8 million at December 31, 2010, with a weighted-average cost of 1.86%.  We continue to rely on FHLB advances to fund interest earning asset growth when despite our strong deposit growth over the last year.  This reliance on borrowings, rather than deposits, may increase our overall cost of funds. We decreased reliance on these borrowings during 2011 as our deposit growth exceeded loan growth.

Stockholders’ Equity.  Total stockholders’ equity increased $1.8 million, or 6.7%, to $28.7 million at December 31, 2011, from $26.9 million at December 31, 2010.  This primarily reflects $1.6 million in net income as well as increases in paid in capital, recognition of ESOP shares and a slight decrease in accumulated other comprehensive loss.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

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

	December 31,
	2011			2010			2009
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate

	(In thousands)
Interest-Earning Assets:
Loans receivable(1)	$299,430	$18,285	6.11%	$304,239	$18,843	6.19%	$280,097	$17,975	6.42%
Investments and interest bearing accounts	3,456	234	6.77	7,589	471	6.21	22,109	1,153	5.21
Total interest-earning assets(1)	302,886	18,519	6.11	311,828	19,314	6.19	302,206	19,128	6.33
Interest-Bearing Liabilities:
Savings and Money Market accounts	109,956	538	0.49	100,210	587	0.59	83,985	951	1.13
Demand and NOW accounts	50,748	20	0.04	51,286	35	0.07	37,876	60	0.16
Certificate accounts	126,777	1,943	1.53	133,805	3,079	2.30	145,138	5,112	3.52
Borrowings	14,249	280	1.97	23,478	587	2.52	29,917	934	3.12
Total interest-bearing liabilities	301,730	2,781	0.91%	308,779	4,288	1.39%	296,916	7,057	2.38%

Net interest income		$15,738			$15,026			$12,071
Net interest rate spread			5.20%			4.80%			3.95%
Net earning assets	$1,156			$3,049			$5,290
Net interest margin			5.20%			4.82%			3.99%
Average interest-earning assets to average interest-bearing liabilities		100.38%			100.99%			101.78%

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

	Year ended December 31, 2011 vs. 2010			Year ended December 31, 2010 vs. 2009
	Increase (decrease) due to		Total Increase (decrease)	Increase (decrease) due to		Total Increase (decrease)
	Volume	Rate		Volume	Rate
Interest-earning assets:	(In thousands)
Loans receivable	$(298)	$(260)	$(558)	$1,549	$(681)	$868
Investments and interest bearing accounts	(257)	20	(237)	(757)	75	(682)
Total interest-earning assets	$(555)	$(240)	$(795)	$792	$(606)	$186
Interest-bearing liabilities:
Savings and Money Market accounts	$57	$(106)	$(49)	$184	$(548)	$(364)
Demand and NOW accounts	3	(18)	(15)	21	(46)	(25)
Certificate accounts	(162)	(974)	(1,136)	(399)	(1,634)	(2,033)
Borrowings	(231)	(76)	(307)	(201)	(146)	(347)
Total interest-bearing liabilities	$(722)	$(785)	(1,507)	$(395)	$(2,374)	(2,769)
Change in net interest income	(333)	(1,174)	$712			$2,955

Comparison of Results of Operation for the Year Ended December 31, 2011 and 2011

General. Net income increased $220,000 to $1.6 million for the year ended December 31, 2011, compared to $1.3 million for the year ended December 31, 2010.  The primary reason for this improvement was an increase in net interest income and a decrease in noninterest expenses partially offset by a decrease in non-interest income.

Interest Income.  Interest income decreased by $795,000, or 4.1%, to $18.5 million for the year ended December 31, 2011, from $19.3 million for the year ended December 31, 2010.  The decrease in interest income for the period reflected the decrease in our loan yield during 2011 compared to 2010 as the result of lower market interest rates.

The weighted average yield on loans decreased from 6.19% for the year ended December 31, 2010, to 6.11% for the year ended December 31, 2011.  The decrease was primarily the result of the continued historically low interest rate environment throughout the year.  The decrease in the weighted average yield on loans, however, was tempered by the increase in commercial loans, which typically have higher yields, as a percentage of the entire loan portfolio.  The weighted average yield on investments was 6.77% for the year ended December 31, 2011 compared to 6.21% for the same period during 2010, reflecting lower average balances of agency mortgage-backed securities, which produced a lower yield than the non-agency mortgage-backed securities that remained in our portfolio throughout the year.  The yield was also affected by sales of lower yielding non-agency mortgage-backed securities in 2011.

Interest Expense.  Interest expense decreased $1.5 million, or 35.1%, to $2.8 million for the year ended December 31, 2011, from $4.3 million for the year ended December 31, 2010.  This decrease reflects overall lower interest rates paid on deposits and FHLB advances notwithstanding an increase in the average balances of deposits during the period.  Our weighted average cost of interest-bearing liabilities was 0.91% for the year ended December 31, 2011, compared to 1.39% in 2010.

Interest paid on deposits decreased $1.2 million, or 32.4% to $2.5 million for the year ended December 31, 2011, from $3.7 million for the year ended December 31, 2010.  This decrease resulted from a decrease in the weighted average cost of deposits, which was offset by a $2.2 million increase in the average balance of deposits outstanding for the period.  We experienced a 43 basis point decrease in the average rate paid on deposits during the year ended December 31, 2011 compared to the same period in 2010.  This decrease in average rates was a result of the re-pricing of matured certificates of deposit that we were able to retain at significantly lower rates as well as lower interest rates paid on existing savings, interest bearing checking and money market accounts and our emphasis on attracting lower-cost core deposits.

Interest expense on borrowings decreased $307,000, or 52.3%, to $280,000 for the year ended December 31, 2011 from $587,000 for the year ended December 31, 2010.  The decrease resulted from a 55 basis point decline in our cost of borrowings from 2.52% in the 2010 period to 1.97% in the 2011 period, in addition to a $9.2 million, or 39.3% decrease in our average balance of outstanding borrowings at the FHLB.

Net Interest Income.  Net interest income increased $712,000, or 4.7% to $15.7 million for the year ended December 31, 2011, from $15.0 million for the year ended December 2010.  The increase in net interest income for the 2011 period primarily resulted from the significantly lower rates paid on deposits and borrowings during the 2011 period.  Our net interest margin was 5.20% for the year ended December 31, 2011, compared to 4.82% for the year ended December 31, 2010.

Provision for Loan Losses.  We establish provisions for loan losses, which are charged to earnings, at a level required to reflect management’s best estimate of the probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, peer group data, prevailing economic conditions, and current factors.  Large groups of smaller balance homogeneous loans, such as one-to four-family, small commercial and multifamily, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions and other relevant data.  Loans for which management has concerns about the borrowers’ ability to repay, are evaluated individually, and specific loss allocations are provided for these loans when necessary.

A provision of $4.6 million was made during the year ended December 31, 2011, compared to a provision of $4.7 million during the year ended December 31, 2010.  The provision reflects increases in our nonperforming loans and growth in our commercial and multifamily and residential loan portfolios during the year.  We believe that higher than our historical levels of nonperforming assets and charge-offs will continue until the housing market, unemployment, and general economic market conditions further recover in our market area.

For the year ended December 31, 2011, the annualized percentage of net charge-offs to average loans increased 31 basis points to 1.53% from 1.22% for the year ended December 31, 2010.  The ratio of nonperforming loans to total loans increased from 1.08% at December 31, 2010 to 2.20% at December 31, 2011.  See “- Comparison of Financial Condition at December 31, 2011 and December 31, 2010 -- Delinquencies and Nonperforming Assets” for more information on nonperforming loans in 2011.

Noninterest Income.  Noninterest income decreased $1.3 million, or 34%, to $2.6 million during 2011, compared to $3.9 million during 2010 as reflected below:

	Year Ended December 31,		Amount	Percent
	2011	2010	Change	Change
Service charges fee income	$2,052	$2,182	$(130)	(6.0)%
Mortgage servicing income	418	624	(206)	(33.0)%
Fair value adjustment on mortgage servicing rights	(422)	103	(525)	(509.7)%
Other-than-temporary impairment losses	(96)	(98)	2	2.0%
Net gain on sale of loans, securities and assets	387	849	(462)	(54.4)%
Earnings on cash surrender value of bank owned life insurance	253	266	(13)	(4.9)%
Total noninterest income	$2,592	$3,926	$(1,334)	(34.0)%

Mortgage servicing income decreased as the result of an acceleration of the amortization of acquired and capitalized mortgage servicing rights.  This decrease was a result of faster prepayment speeds than anticipated due to a higher than anticipated level of loan payoffs during the year.  The fair value adjustment on mortgage servicing rights was also negatively impacted by the low rate environment, which led to faster prepayment speeds, which directly impact the market value.  The gain on the sale of loans and investments decreased as the result of fewer originated and sold loans to Fannie Mae in 2011 compared to 2010.

Noninterest Expense.  Non-interest expense decreased $895,000, or 7.2%, to $11.5 million during 2011 compared to $12.4 million during 2010, as reflected below:

	Year Ended December 31,		Amount	Percent
	2011	2010	Change	Change
Salaries and benefits	$4,997	$5,864	$(867)	(14.8)%
Operations	2,530	3,035	(505)	(16.6)%
Regulatory assessments	510	852	(342)	(40.1)%
Occupancy	1,162	1,334	(172)	(12.9)%
Data processing	938	880	58	6.6%
Losses and expenses on OREO and repossessed assets	1,394	461	933	202.4%
Total noninterest expense	$11,531	$12,426	$(895)	(7.2)%

Salaries and benefits expense was lower due to lower payroll costs as the result of a reduction in force of nearly 10% in the second half of 2010 which is reflected in our results for 2011.  This also led to lower medical and retirement costs. Operations expense decreased during the period as the result of lower third party vendor expense in 2011 compared to 2010. In addition, we had lower training, legal, professional and marketing expense during the period.  This was also due to an increased emphasis by management on expense control.  Regulatory assessments were lower due to a decrease in FDIC insurance assessments as a result of a decrease in the FDIC’s assessment rate as well as a change in the assessment base from total deposits to average total assets less tangible equity.  Occupancy expense was lower as the result of the closure of our East Marginal Way facility in March 2010.  Losses and expenses on OREO and repossessed assets increased significantly due to higher legal and collection costs in addition to higher losses on the disposition OREO in 2011 compared to 2010.

Income Tax Expense.   For the year ended December 31, 2011, we had an income tax expense of $648,000 on our pre-tax income as compared to $545,000 for the year ended December 31, 2010.  The effective tax rates for the years ended December 31, 2011 and 2010 were 29.4% and 29.0%, respectively.

Liquidity

Liquidity management is both a daily and longer-term function of management.  Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds.  On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities.  We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits, fund deposit withdrawals and fund loan commitments.

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for customer funds (particularly withdrawals of deposits).  At December 31, 2011, we had $20.0 million in cash and investment securities available for sale and $1.8 million in loans held for sale generally available for its cash needs.  We can also obtain funds from borrowings, primarily FHLB advances.  At December 31, 2011, we had the ability to borrow an additional $51.0 million in FHLB advances, subject to certain collateral requirements.  We have access to additional borrowings of $21.9 million through the Federal Reserve’s Discount Window, subject to certain collateral requirements and $2.0 million through an unsecured line of credit at Pacific Coast Banker’s Bank.

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

Liquidity management involves the matching of cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and our ability to manage those requirements.  We strive to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance we have in short-term investments at any given time will cover adequately any reasonably anticipated, immediate need for funds.  Additionally, we maintain relationships with correspondent banks, which could provide funds on short-term notice if needed.  Our liquidity, represented by cash and cash-equivalents, is a product of our operating, investing and financing activities.

Sound Financial is a separate legal entity from Sound Community Bank and must provide for its own liquidity.  In addition to its own operating expenses (many of which are paid to Sound Community Bank), Sound Financial is responsible for paying any dividends declared to its shareholders, and interest and principal on outstanding debt.  Sound Financial’s primary source of funds is dividends from Sound Community Bank, which are subject to regulatory limits.  At December 31, 2011, Sound Financial, on an unconsolidated basis, had $344,000 in cash, interest-bearing deposits and liquid investments generally available for its cash needs.

Our liquidity, represented by cash and cash equivalents and investment securities, is a product of our operating, investing and financing activities.  Our primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations.  While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, which provide liquidity to meet lending requirements.  We also generate cash through borrowings.  We utilize FHLB advances to leverage our capital base and provide funds for our lending and investment activities, and to enhance our interest rate risk management.

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At December 31, 2011, the approved outstanding loan commitments, including unused lines and letters of credit, amounted to $35.2 million.  Certificates of deposit scheduled to mature in one year or less at December 31, 2011, totaled $71.8 million.  It is management’s policy to manage deposit rates that are competitive with other local financial institutions.  Based on this management strategy, we believe that a majority of maturing deposits will remain with us. See also the consolidated statements of cash flows for further information.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations.  Further, management is not aware of any current recommendations by regulatory agencies which, if they were to be implemented, would have this effect.

Off-Balance Sheet Activities

In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the year ended December 31, 2011, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.  A summary of our off-balance sheet loan commitments at December 31, 2011, is as follows (in thousands):

Offs-balance sheet loan commitments:
Commitments to make loans	$ 2,229
Undisbursed portion of loans closed	4,875
Unused lines of credit	27,563
Irrevocable letters of credit	578
Total loan commitments	$35,245

Capital

Sound Community Bank is subject to minimum capital requirements imposed by regulations of the OCC.  Based on its capital levels at December 31, 2011, Sound Community Bank exceeded these requirements as of that date.  Consistent with our goals to operate a sound and profitable organization, our policy is for Sound Community Bank to maintain a “well-capitalized” status under the regulatory capital categories of the OCC.  Based on capital levels at December 31, 2011, Sound Community Bank was considered to be well-capitalized.  Management monitors the capital levels to provide for current and future business opportunities and to maintain Sound Community Bank’s “well-capitalized” status.

The following table shows the capital ratios of Sound Community Bank at December 31, 2011(dollars in thousands):

	Actual		Minimum Capital Requirements			Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
Tier 1 Capital to total adjusted assets(1)	$28,283	8.33%	$13,588	≥	4.0%	$16,985	≥	5.0%
Tier 1 Capital to risk-weighted assets(2)	$28,283	10.78%	$10,498	≥	4.0%	$15,747	≥	6.0%
Total Capital to risk-weighted assets(2)	$31,564	12.03%	$20,955	≥	8.0%	$26,244	≥	10.0%
________________________
(1)	Based on total adjusted assets of $339.7 million.
(2)	Based on risk-weighted assets of $262.4 million.

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

We are subject to interest rate risk to the extent that our interest-bearing liabilities, primarily deposits and FHLB advances, reprice more rapidly or at different rates than our interest-earning assets.  In order to minimize the potential for adverse effects of material prolonged increases or decreases in interest rates on our results of operations, we have adopted an asset and liability management policy.  Our board of directors sets the asset and liability policy, which is implemented by the asset/liability committee.

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

A key element of our asset/liability management plan is to protect net earnings by managing the maturity or repricing mismatch between our interest-earning assets and our rate-sensitive liabilities.  We seek to reduce exposure to earnings by extending funding maturities through the use of FHLB advances, through the use of adjustable rate loans and through the sale of certain fixed rate loans in the secondary market.

As part of our efforts to monitor and manage interest rate risk, we use the net portfolio value (“NPV”) methodology adopted by the OTS as part of our capital regulations.  In 2012, we will begin utilizing our own interest rate model utilizing software and resources provided by a third party. In essence, the OTS approach calculates the difference between the present value of expected cash flows from assets and liabilities.  Management and the board of directors review NPV measurements on a quarterly basis to determine whether our interest rate exposure is within the limits established by the board of directors.

Our asset/liability management strategy dictates acceptable limits on the amounts of change in given changes in interest rates.  For interest rate increases of 100, 200, and 300 basis points, our policy dictates that our NPV ratio should not fall below 7%, 7%, and 5%, respectively.  As illustrated in the table below, we were in compliance with this aspect of our asset/liability management policy at December 31, 2011.

The table presented below, as of December 31, 2011 (the latest available information), is an internal analysis of our interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 100 basis points as any further decline in rates is unlikely.

As illustrated in the table below, we would benefit from a decrease in market rates of interest.  Conversely, our NPV would be negatively impacted by an increase in interest rates.  An increase in rates would negatively impact our NPV as a result of deposit accounts re-pricing more rapidly than loans and securities due to the fixed rate nature of a large portion of our loan and security portfolios.  As interest rates rise, the market value of our fixed rate assets decline due to both rate increases and slowing prepayments.

December 31, 2011
Change in Interest Rates in		Net Portfolio Value			NPV
Basis Points		$ Amount	$ Change	% Change	Ratio %
(Dollars in thousands)
+300	bp	$41,329	$(2,206)	(5)%	11.79%
+200	bp	42,734	(801)	(2)%	12.08%
+100	bp	43,439	(96)	0%	12.20%
0	bp	43,535	-	-	12.17%
-100	bp	44,092	557	1%	12.28%

In addition to monitoring selected measures of NPV, management also monitors effects on net interest income resulting from increases or decrease in rates.  This process is used in conjunction with NPV measures to identify excessive interest rate risk.  In managing our assets/liability mix, depending on the relationship between long and short term interest rates, market conditions and consumer preference, we may place somewhat greater emphasis on maximizing its net interest margin than on strictly matching the interest rate sensitivity of its assets and liabilities.  Management also believes that the increased net income which may result from an acceptable mismatch in the actual maturity or re-pricing of its asset and liability portfolios can, during periods of declining or stable interest rates, provide sufficient returns to justify the increased exposure to sudden and unexpected increases in interest rates which may result from such a mismatch.  Management believes that our level of interest rate risk is acceptable under this approach.

In evaluating our exposure to interest rate movements, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered.  For example, although certain assets and liabilities may have similar maturities or re-pricing periods, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates.  Additionally, certain assets, such as adjustable rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the asset.  Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed above.  Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.  We consider all of these factors in monitoring our exposure to interest rate risk.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Sound Financial, Inc.

We have audited the accompanying consolidated balance sheets of Sound Financial, Inc. and Subsidiary (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used, and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sound Financial, Inc. and Subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Everett, Washington
March 23, 2012

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands except share amounts)
	DECEMBER 31,
	2011	2010
ASSETS
Cash and cash equivalents	$17,031	$9,092
Available-for-sale securities, at fair value	2,992	4,541
Federal Home Loan Bank (“FHLB”) stock, at cost	2,444	2,444
Loans held for sale	1,807	901
Loans	300,096	299,246
Less allowance for loan losses	(4,455)	(4,436)
Total loans, net	295,641	294,810

Accrued interest receivable	1,234	1,280
Premises and equipment, net	2,385	3,295
Bank-owned life insurance, net	6,981	6,729
Mortgage servicing rights, at fair value	2,437	3,200
Other real estate owned and repossessed assets, net	2,821	2,625
Other assets	3,967	5,722
Total assets	$339,740	$334,639

LIABILITIES
Deposits
Interest-bearing	$269,421	$251,424
Noninterest-bearing demand	30,576	27,070
Total deposits	299,997	278,494
Borrowings	8,506	24,849
Accrued interest payable	84	121
Other liabilities	2,149	4,020
Advance payments from borrowers for taxes and insurance	291	252
Total liabilities	311,027	307,736

COMMITMENTS AND CONTINGENCIES (NOTE 17)

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized	-	-
Common stock, $0.01 par value, 24,000,000 shares authorized, 2,949,045 and 2,954,295 issued and outstanding as of December 31, 2011 and 2010, respectively	30	30
Additional paid-in capital	11,939	11,808
Unearned shares - Employee Stock Ownership Plan (ESOP)	(693)	(809)
Retained earnings	18,096	16,545
Accumulated other comprehensive loss, net of tax	(659)	(671)
Total stockholders’ equity	28,713	26,903
Total liabilities and stockholders’ equity	$339,740	$334,639

See notes to consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
	YEARS ENDED DECEMBER 31,
	2011	2010
INTEREST INCOME
Loans, including fees	$18,285	$18,843
Interest and dividends on investments, cash and cash equivalents	234	471
Total interest income	18,519	19,314

INTEREST EXPENSE
Deposits	2,501	3,701
Borrowings	280	587
Total interest expense	2,781	4,288

NET INTEREST INCOME	15,738	15,026

PROVISION FOR LOAN LOSSES	4,600	4,650

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,138	10,376

NONINTEREST INCOME
Service charges and fee income	2,052	2,182
Earnings on cash surrender value of bank owned life insurance	253	266
Mortgage servicing income	418	624
Fair value adjustment on mortgage servicing rights	(422)	103
(Loss) gain on sale of securities	(34)	64
Other-than-temporary impairment losses on securities	(96)	(98)
Loss on sale of assets	(80)	-
Gain on sale of loans	501	785
Total noninterest income	2,592	3,926

NONINTEREST EXPENSE
Salaries and benefits	4,997	5,864
Operations	2,530	3,035
Regulatory assessments	510	852
Occupancy	1,162	1,334
Data processing	938	880
Losses and expenses on other real estate owned and repossessed assets	1,394	461
Total noninterest expense	11,531	12,426

INCOME BEFORE PROVISION FOR INCOME TAXES	2,199	1,876

PROVISION FOR INCOME TAXES	648	545

NET INCOME	$1,551	$1,331
BASIC EARNINGS PER SHARE	$0.53	$0.45
DILUTED EARNINGS PER SHARE	$0.53	$0.45

See notes to consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	YEARS ENDED DECEMBER 31,
	2011	2010

Net Income	$1,551	$1,331

Other comprehensive income, net of tax

Unrealized gain (loss) on securities
Unrealized holding gain (loss), net of
taxes of $(39) and $132, respectively	(73)	247
Reclassification adjustments for (gains) losses on
sales of securities, net of taxes of $12 and $(22), respectively	22	(42)
Reclassification adjustments for other-than-temporary
impairment on securities, net of taxes of $33 and $34, respectively	63	64

Other comprehensive income	12	269

Comprehensive income	$1,563	$1,600

See notes to consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
 Consolidated Statements of Stockholders’ Equity
(in thousands)

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
Balances at December 31, 2009	2,954	$30	$11,688	$(925)	$15,215	$(940)	$25,068

Adoption of fair value option on mortgage servicing rights, net of tax of $13					26		26

Net income					1,331		1,331

Net unrealized gain in fair value of available for sale securities, net of tax of $144						269	269

Cash dividend declared and paid (0.02 per share)					(27)		(27)

Share-based compensation			132				132

Allocation of ESOP shares			(12)	116			104

SOUND FINANCIAL, INC. AND SUBSIDIARY
 Consolidated Statements of Stockholders’ Equity (continued)
(in thousands)

Balances at December 31, 2010	2,954	$30	$11,808	$(809)	$16,545	$(671)	$26,903

Net income					1,551		1,551

Net unrealized gain in fair value of available for sale securities, net of tax of $6						12	12

Forfeited restricted shares	(5)

Share-based compensation			132				132

Allocation of ESOP shares			(1)	116			115

Balances at December 31, 2011	2,949	$30	$11,939	$(693)	$18,096	$(659)	$28,713

See notes to consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)
	YEAR ENDED DECEMBER 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,551	$1,331
Adjustments to reconcile net income to net cash from operating activities
Accretion of net premium on investments	-	(232)
Loss (gain) on sale of available for sale securities	34	(64)
Other-than-temporary impairment on available for sale securities	96	98
Provision for loan losses	4,600	4,650
Depreciation and amortization	374	480
Share-based compensation	132	132
Fair value adjustment on mortgage servicing rights	422	(103)
Additions to mortgage servicing rights	(539)	(634)
Amortization of mortgage servicing rights	880	903
Increase in cash surrender value of bank owned life insurance	(252)	(266)
Deferred income tax	215	(273)
Proceeds from sale of loans held for sale	53,684	61,442
Originations of loans held for sale	(54,088)	(58,701)
Loss on sale of other real estate owned and repossessed assets	964	461
Loss on sale of fixed assets	80	-
Gain on sale of loans held for sale	(501)	(785)
(Decrease) increase in operating assets and liabilities
Accrued interest receivable	46	25
Other assets	1,442	(989)
Accrued interest payable	(37)	(46)
Other liabilities	(1,871)	(647)

Net cash from operating activities	7,232	6,782

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and sales of available for sale investments	1,528	11,752
Purchase of available for sale investments	-	(5,832)
Net increase in loans	(9,072)	(16,783)
Improvements to OREO and repossessed assets	(221)	-
Proceeds from sale of OREO and repossessed assets	2,702	1,977
Proceeds from sale of premises and equipment	643	-
Purchases of premises and equipment	(187)	(252)

Net cash from investing activities	(4,607)	(9,138)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	21,503	(9,070)
Proceeds from borrowings	61,700	94,000
Repayment of borrowings	(78,043)	(89,151)
Cash dividends paid	-	(26)
ESOP Shares released	115	104
Net change in advances from borrowers for taxes and insurance	39	(88)
Net cash from financing activities	5,314	(4,231)

See notes to consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Continued)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,939	(6,587)

CASH AND CASH EQUIVALENTS, beginning of year	9,092	15,679

CASH AND CASH EQUIVALENTS, end of year	$17,031	$9,092

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$780	$825
Interest paid on deposits and borrowings	$2,819	$4,333
Adoption of fair value option on mortgage servicing rights	$-	$39
Transfer from loans to other real estate owned and repossessed assets	$3,641	$3,679

See notes to consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1 - Organization and significant accounting policies

Sound Financial, Inc. (the “Company”) is a federally chartered stock holding company and is subject to regulation by the Office of the Controller of the Currency (“OCC”).  Sound Financial, Inc. was organized on January 8, 2008, as part of Sound Community Bank’s (the “Bank”) reorganization into the mutual holding company form of organization.  As part of the reorganization, Sound Community Bank (i) converted to a stock savings bank as the successor to Sound Community Bank in its mutual form (which was originally chartered as a credit union in 1953); (ii) organized Sound Financial, Inc., which owns 100% of the common stock of Sound Community Bank; and (iii) organized Sound Community MHC, a federal mutual holding company (the “MHC”), which currently owns 55% of the common stock of Sound Financial, Inc.  The MHC has no other activities or operations other than its ownership of Sound Financial, Inc.  Sound Community Bank succeeded to the business and operations of the Company in its mutual form and Sound Financial, Inc. has no significant assets other than all of the outstanding shares of common stock of Sound Community Bank, its loan to the Sound Financial, Inc.’s Employee Stock Ownership Plan, and certain liquid assets.

Unless the context otherwise requires, references in this document to the “Company” or “Sound Financial” refer to Sound Financial, Inc. and references to the “Bank” refer to Sound Community Bank (in its stock or mutual form as the context requires).  References to “we,” “us,” and “our” means Sound Financial, Inc. or Sound Community Bank, unless the context otherwise requires.

In connection with the above-mentioned reorganization, Sound Financial sold 1,297,148 shares of common stock in a subscription offering that closed on January 8, 2008.  Those shares constitute 44.0% of the outstanding shares of common stock of Sound Financial.  Sound Financial also issued 29,480 shares of common stock to Sound Community Foundation, a charitable foundation created by Sound Community Bank in connection with the mutual holding Company reorganization and subscription offering.  The remaining 1,621,435 shares of common stock of Sound Financial outstanding were issued in accordance with federal law to the MHC.

Substantially all of Sound Financial’s business is conducted through the Bank, which is a federal savings bank subject to extensive regulation by the OCC.  Sound Community Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”).  The shares of Sound Financial are traded on the Over-the-Counter Electronic Bulletin Board under the symbol “SNFL.”  Our executive offices are located at 2005 5th Avenue – 2nd Floor, Seattle, Washington, 98121.

Use of estimates in the preparation of financial statements – The accompanying consolidated financial statements include the accounts of the Company and the Bank.  All significant intercompany accounts have been eliminated in the consolidation.  The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, mortgage servicing rights, other-than-temporary impairment (“OTTI”), other real estate owned and deferred taxes.

Cash and cash equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.  Cash equivalents have an original maturity of three months or less and may exceed federally insured limits.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

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

Unrealized gains and losses, net of the related deferred tax effect, are reported as a net amount in a separate component of equity entitled “accumulated other comprehensive loss, net of tax.” Realized gains and losses on securities available-for-sale, determined using the specific identification method, are included in earnings.  Amortization of premiums and accretion of discounts are recognized as adjustments to interest income using the interest method.

We review investment securities on an ongoing basis for the presence of OTTI, taking into consideration current market conditions, fair value in relation to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is likely that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors.  For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI.  If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings.  The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected.  Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI.  The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and the fair value, is recognized as a charge to other comprehensive income (“OCI”).  Impairment losses related to all other factors are presented as separate categories within OCI.  We do not intend to sell these securities and it is more likely than not that we will not be required to sell the securities before anticipated recovery of the remaining amortized cost basis.  We closely monitor our investment securities for changes in credit risk.  The current market environment significantly limits our ability to mitigate our exposure to valuation changes in these securities by selling them.  Accordingly, if market conditions deteriorate further and we determine our holdings of these or other investment securities are OTTI, our future earnings, stockholders’ equity, regulatory capital and continuing operations could be materially adversely affected.

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

Loans - The Company grants mortgage, commercial, and consumer loans to clients.  A substantial portion of the loan portfolio is represented by mortgage loans throughout the Puget Sound region and in Clallam County of Washington State.  The ability of the Company’s debtors to honor their contracts is dependent upon employment, real estate and general economic conditions in this area.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on origination of loans.  Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method  over the contractual life of the loan for term loans or the straight-line method for open ended loans.

The accrual of interest is discontinued at the time the loan is three months past due unless the credit is well secured and in process of collection.  Loans are typically charged off no later than 120 days past due, unless secured by collateral.  Past due status is based on contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current, future payments are reasonably assured and payments have been received for six consecutive months.

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

The appropriateness of the allowance for loan losses is estimated based upon those factors and trends identified by management at the time consolidated financial statements are prepared.  When available information confirms that specific loans or portions thereof are uncollectible, identified amounts are charged against the allowance for loan losses.

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

The ultimate recovery of all loans is susceptible to future market factors beyond the Company’s control. These factors may result in losses or recoveries differing significantly from those provided in the consolidated financial statements.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

Mortgage servicing rights Mortgage Servicing Rights (“MSR”)—The Company determines its classes of servicing assets based on the asset type being serviced along with the methods used to manage the risk inherent in the servicing assets, which includes the market inputs used to value the servicing assets.  The Company measures its residential mortgage servicing assets at fair value and reports changes in fair value through earnings.  Fair value adjustments that encompass market-driven valuation changes and the runoff in value that occurs from the passage of time, are each separately reported.  Under the fair value method, the MSR is carried in the balance sheet at fair value and the changes in fair value are reported in earnings under the caption mortgage banking revenue in the period in which the change occurs.  Retained mortgage servicing rights are measured at fair value as of the date of sale. We use quoted market prices when available.  Subsequent fair value measurements are determined using a discounted cash flow model. In order to determine the fair value of the MSR, the present value of expected future cash flows is estimated.  Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income.  This model is periodically validated by an independent external model validation group.  The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys, as available.  Key assumptions used in measuring the fair value of MSR as of December 31 were as follows:  The expected life of the loan can vary from management’s estimates due to prepayments by borrowers, especially when rates fall.  Prepayments in excess of management’s estimates would negatively impact the recorded value of the mortgage servicing rights.  The value of the mortgage servicing rights is also dependent upon the discount rate used in the model, which we base on current market rates.  Management reviews this rate on an ongoing basis based on current market rates.  A significant increase in the discount rate would reduce the value of mortgage servicing rights.

SOUND FINANCIAL, INC. AND SUBSIDIARY
                                 Notes to Consolidated Financial Statements

Premises and equipment - Leasehold improvements and furniture and equipment are carried at cost, less accumulated depreciation and amortization.  Furniture and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from 1 to 10 years.  The cost of leasehold improvements is amortized using the straight-line method over the terms of the related leases. The assets are reviewed for impairment when events indicate their carrying value may not be recoverable. If management determines impairment exists, the asset is reduced with an offsetting charge to expense. There were no impairment charges recognized in income in 2011 or 2010.

Cash surrender value of bank owned life insurance - The carrying amount of bank owned life insurance approximates its fair value, and is estimated using the cash surrender value, net of any surrender charges.

Federal Home Loan Bank stock - The Company is a member of the Federal Home Loan Bank of Seattle (“FHLB”).  FHLB stock represents the Company’s investment in the FHLB and is carried at par value, which reasonably approximates its fair value.  As a member of the FHLB, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances.  At December 31, 2011, the Company’s minimum required investment in FHLB stock was $383,000.  Typically the Company may request redemption at par value of any stock in excess of the minimum required investment.  Stock redemptions are at the discretion of the FHLB.

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

Under FHFA regulations, a FHLB that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock in excess of what is required for members’ current loans.  Based upon an analysis by Standard and Poor’s regarding the Federal Home Loan Banks, they stated that the FHLB System has a special public status (organized under the Federal Home Loan Bank Act of 1932) and because of the extraordinary support offered to it by the U.S. Treasury in a crisis, (though not used), it can be considered an extension of the government.  We believe the U.S. government would almost certainly support the credit obligations of the FHLB System.  We have determined there is not an other-than-temporary impairment on our FHLB stock investment as of December 31, 2011.

SOUND FINANCIAL, INC. AND SUBSIDIARY
                                   Notes to Consolidated Financial Statements

OREO (“OREO”) and repossessed assets - OREO and repossessed assets represent real estate and other assets which the Company has taken control of in partial or full satisfaction of loans. At the time of foreclosure, OREO are recorded at their fair market value less costs to sell, which becomes the new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses.  After foreclosure, management periodically performs valuations such that the property is carried at the lower of its new cost basis or fair value, net of estimated costs to sell.  Revenue and expenses from operations and subsequent adjustments to the carrying amount of the property are included in other non-interest expense in the consolidated statements of income.

In some instances, the Company may make loans to facilitate the sales of other real estate owned.  Management reviews all sales for which it is the lending institution.  Any gains related to sales of other real estate owned may be deferred until the buyer has a sufficient investment in the property.

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

Advertising costs - The Company expenses advertising costs as they are incurred.  Advertising expenses were $98,000 and $124,000, respectively, for the years ended December 31, 2011 and 2010.

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

Intangible assets – At December 31, 2011 and 2010, we had $875,000 and $997,000, respectively, of identifiable intangible assets included in other assets as a result of the acquisition of deposits from another institution.  This asset is amortized using the straight-line method over a period of 9.5 years and is periodically assessed for impairment.

Employee stock ownership plan - The Company sponsors a leveraged ESOP.  As shares are committed to be released, compensation expense is recorded equal to the market price of the shares, and the shares become outstanding for purposes of earnings per share calculations. Cash dividends on allocated shares (those credited to ESOP participants’ accounts) are recorded as a reduction of retained earnings and distributed directly to participants’ accounts. Cash dividends on unallocated shares (those held by the ESOP not yet credited to participants’ accounts) are used to pay administrative expenses and debt service requirements of the ESOP.  At December 31, 2011, there were 69,336 unallocated shares in the plan.  Shares released on December 31, 2011 totaled 11,556 and will be credited to plan participants’ accounts in 2012.

Share-Based Payment - The Company accounts for stock options and stock awards in accordance with the Compensation—Stock Compensation topic of the FASB ASC.  Authoritative guidance requires the Company to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options or stock awards, based on the fair value of the award on the grant date.  This cost must be recognized in the consolidated statements of income over the vesting period of the award.  The Company issues restricted stock awards which generally vest over a four- or five-year period during which time the holder receives dividends and has full voting rights.  Restricted stock is valued at the closing price of the Company’s stock on the date of an award.

Earnings Per Share – According to the revised provisions of FASB ASC 260, Earnings Per Share, which became effective January 1, 2009, nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of EPS pursuant to the two-class method.  The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.  Certain of the Company’s nonvested restricted stock awards qualify as participating securities.  ESOP shares are considered outstanding for basic and diluted earnings per share when the shares are committed to be released.

Net income, less any preferred dividends accumulated for the period (whether or not declared), is allocated between the common stock and participating securities pursuant to the two-class method,  based on their rights to receive dividends, participate in earnings or absorb losses.  Basic earnings per common share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period, excluding participating nonvested restricted shares.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Diluted earnings per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares, excluding the participating securities, were issued using the treasury stock method.  For all periods presented, warrants, stock options, certain restricted stock awards and restricted stock units are the only potentially dilutive non-participating instruments issued by the Company.  Next, we determine and include in diluted earnings per common share calculation the more dilutive effect of the participating securities using the treasury stock method or the two-class method.  Undistributed losses are not allocated to the nonvested share-based payment awards (the participating securities) under the two-class method as the holders are not contractually obligated to share in the losses of the Company.

Fair value - Fair value is defined as the price that would be received when an asset is sold or a liability is transferred in an orderly transaction between market participants at the measurement date.  The standard establishes a consistent framework for measuring fair value and expands fair value measurement disclosure requirements.

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

Reclassifications - Certain amounts reported in prior years’ financial statements have been reclassified to conform to the current presentation.  The results of the reclassifications are not considered material and have no effect on previously reported net income and earnings per share.

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

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The guidance applies retrospectively to restructurings occurring on or after January 1, 2011.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements.  The Update amends existing guidance to remove from the assessment of effective control, the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and, as well, the collateral maintenance implementation guidance related to that criterion. ASU No. 2011-03 is effective for the Company’s reporting period beginning on or after December 15, 2011.  The guidance applies prospectively to transactions or modification of existing transactions that occur on or after the effective date and early adoption is not permitted.  The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The Update amends existing guidance regarding the highest and best use and valuation premise by clarifying these concepts are only applicable to measuring the fair value of nonfinancial assets.  The Update also clarifies that the fair value measurement of financial assets and financial liabilities which have offsetting market risks or counterparty credit risks that are managed on a portfolio basis, when several criteria are met, can be measured at the net risk position.  Additional disclosures about Level 3 fair value measurements are required including a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation process in place, and discussion of the sensitivity of fair value changes in unobservable inputs and interrelationships about those inputs as well disclosure of the level of the fair value of items that are not measured at fair value in the financial statements but disclosure of fair value is required.  The provisions of ASU No. 2011-04 are effective for the Company’s reporting period beginning after December 15, 2011 and should be applied prospectively.  The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The Update amends current guidance to allow a company the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The provisions do not change the items that must be reported in other comprehensive income or when an item of other comprehensive must to reclassified to net income.  The amendments do not change the option for a company to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense (benefit) related to the total of other comprehensive income items. The amendments do not affect how earnings per share is calculated or presented. The provisions of ASU No. 2011-05 are effective for the Company’s reporting period beginning after December 15, 2011 and should be applied retrospectively.  Early adoption is permitted and there are no required transition disclosures. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  The ASU defers indefinitely the requirement to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income.

SOUND FINANCIAL, INC. AND SUBSIDIARY
                                    Notes to Consolidated Financial Statements

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities.  The update requires an entity to offset, and present as a single net amount, a recognized eligible asset and a recognized eligible liability when it has an unconditional and legally enforceable right of setoff and intends either to settle the asset and liability on a net basis or to realize the asset and settle the liability simultaneously.  The ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013.  The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s consolidated financial statements.

Note 3 – Restricted Cash

Federal Reserve Board regulations require that the Company maintain certain minimum reserve balances either as cash on hand or on deposit with the Federal Reserve Bank, based on a percentage of deposits.  The reserve balances were $1.1 million and $145,000 at December 31, 2011 and 2010, respectively.

Note 4 – Available-for-Sale Securities

The amortized cost and fair value of our AFS securities and the corresponding amounts of gross unrealized gains and losses were as follows:

		Gross Unrealized			Estimated
	Amortized		Losses 1 Year	Losses Greater	Fair
	Cost	Gains	Or Less	Than 1 Year	Value
December 31, 2011	(in thousands)
Agency mortgage-backed securities	$53	$6	$-	$-	$59
Non-agency mortgage-backed securities	3,939	-	-	(1,006)	2,933
Total	$3,992	$6	$-	$(1,006)	$2,992

		Gross Unrealized			Estimated
	Amortized		Losses 1 Year	Losses Greater	Fair
	Cost	Gains	Or Less	Than 1 Year	Value
December 31, 2010	(in thousands)
Agency mortgage-backed securities	$54	$7	$-	$-	$61
Non-agency mortgage-backed securities	5,543	2	-	(1,065)	4,480
Total	$5,597	$9	$-	$(1,065)	$4,541

SOUND FINANCIAL, INC. AND SUBSIDIARY
                                    Notes to Consolidated Financial Statements

The amortized cost and fair value of mortgage-backed securities by contractual maturity, at December 31, 2011, are shown below.  Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2011
	Amortized Cost	Fair Value
	(in thousands)
Due after ten years	$3,992	$2,992

Securities with an amortized cost of $53,000 and fair value of $59,000 at December 31, 2011 were pledged to secure Washington State Public Funds.  Additionally, the Company has letters of credit with a notional amount of $24.0 million to secure public deposits.

Sales of available for sale securities were as follows:

	Year Ended December 31,
	2011	2010
	(in thousands)
Proceeds	$1,118	$11,688
Gross gains	3	90
Gross losses	(37)	(26)

The following table summarizes the aggregate fair value and gross unrealized loss by length of time those investments have been continuously in an unrealized loss position:

	December 31, 2011
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2011	(in thousands)
Non-agency mortgage-backed securities	$-	$-	$2,933	$(1,006)	$2,933	$(1,006)
Total	$-	$-	$2,933	$(1,006)	$2,933	$(1,006)

	December 31, 2010
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2010	(in thousands)
Non-agency mortgage-backed securities	$-	$-	$3,842	$(1,065)	$3,842	$(1,065)
Total	$-	$-	$3,842	$(1,065)	$3,842	$(1,065)

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table presents the cumulative roll forward of credit losses recognized in earnings relating to the Company’s non-U.S. agency mortgage backed securities:

	Year Ended
	December 31,
	2011	2010
	(in thousands)
Estimated credit losses, beginning balance	$160	$62
Additions for credit losses not previously recognized	96	98
Reduction for increases in cash flows	-	-
Reduction for realized losses	-	-
Estimated credit losses, ending balance	$256	$160

As of December 31, 2011, our securities portfolio consisted of two U.S. agency and five non-U.S. agency mortgage backed securities with a fair value of $3.0 million. All five non-U.S. agency securities, totaling $3.0 million, were in an unrealized loss position.  The unrealized losses were caused by changes in interest rates and market illiquidity causing a decline in the fair value subsequent to the purchase.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than par.  While management does not intend to sell the non-agency mortgage backed securities, and it is not more likely than not that the Company will be required to sell these securities before recovery of its amortized cost basis, management’s impairment evaluation indicates that certain securities possess qualitative and quantitative factors that suggest an other-than-temporary impairment.  These factors include, but are not limited to: the length of time and extent of the fair value declines, ratings agency down grades, the potential for an increased level of actual defaults, and the extension in duration of the securities.

In addition to the qualitative factors, management’s evaluation includes an assessment of quantitative evidence that involves the use of cash flow modeling and present value calculations as determined by considering the applicable OTTI accounting guidance.  The Company compares the present value of the current estimated cash flows to the present value of the previously estimated cash flows.  Accordingly, if the present value of the current estimated cash flows is less than the present value of the previous period’s present value, an adverse change is considered to exist and the security is considered OTTI.  The associated “credit loss” is the amount by which the security’s amortized cost exceeds the present value of the current estimated cash flows.  Based upon the results of the cash flow modeling as of December 31, 2011, three securities reflected OTTI during the twelve month period ended December 31, 2011. Estimating the expected cash flows and determining the present values of the cash flows involves the use of a variety of assumptions and complex modeling.  In developing its assumptions, the Company considers all available information relevant to the collectability of the applicable security, including information about past events, current conditions, and reasonable and supportable forecasts.  Furthermore, the Company asserts that the cash flows used in the determination of OTTI are its “best estimate” of cash flows.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 5 – Loans

The composition of the loan portfolio, including loans held for sale, is as follows:

	December 31,
	2011	2010
	(in thousands)
Real Estate Loans:
One-to four- family	$96,305	$99,215
Home equity	39,656	44,829
Commercial and multifamily	106,016	93,053
Construction and land	17,805	16,650
Total real estate loans	259,782	253,747

Consumer loans:
Manufactured homes	18,444	20,043
Other consumer	10,920	12,110
Total consumer loans	29,364	32,153

Commercial business loans	13,163	14,678

Total loans	302,309	300,578
Deferred fees	(406)	(431)
Loans held for sale	(1,807)	(901)
Total loans, gross	300,096	299,246
Allowance for loan losses	(4,455)	(4,436)
Total loans, net	$295,641	$294,810

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2011:

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$541	$447	$38	$37	$11	$48	$132	$-	$1,254
Ending balance: collectively evaluated for impairment	576	979	931	68	279	165	122	81	3,201
Ending balance	$1,117	$1,426	$969	$105	$290	$213	$254	$81	$4,455

Loans receivable:
Ending balance: individually evaluated for impairment	$8,260	$1,784	$2,003	$902	$122	$101	$447	$-	$13,619
Ending balance: collectively evaluated for impairment	88,045	37,872	104,013	16,903	18,322	10,819	12,716	-	288,690
Ending balance	$96,305	$39,656	$106,016	$17,805	$18,444	$10,920	$13,163	$-	$302,309

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010:

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$504	$509	$39	$-	$58	$6	$1	$-	$1,117
Ending balance: collectively evaluated for impairment	405	971	625	205	235	303	162	413	3,319
Ending balance	$909	$1,480	$664	$205	$293	$309	$163	$413	$4,436

Loans receivable:
Ending balance: individually evaluated for impairment	$6,676	$1,894	$2,782	$-	$118	$38	$222	$-	$11,730
Ending balance: collectively evaluated for impairment	92,539	42,935	90,271	16,650	19,925	12,072	14,456	-	288,848
Ending balance	$99,215	$44,829	$93,053	$16,650	$20,043	$12,110	$14,678	$-	$300,578

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table summarizes the activity in loan losses for the year ended December 31, 2011:

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
	(in thousands)
One-to four- family	$909	$(834)	$11	$1,031	$1,117
Home equity	1,480	(1,652)	10	1,588	1,426
Commercial and multifamily	664	(1,353)	96	1,562	969
Construction and land	205	(159)	-	59	105
Manufactured homes	293	(239)	8	228	290
Other consumer	309	(255)	53	106	213
Commercial business	163	(310)	43	358	254
Unallocated	413	-	-	(332)	81
	$4,436	$(4,802)	$221	$4,600	$4,455

The following table summarizes the activity in loan losses for the year ended December 31, 2010:

Balance
(in thousands)
Balance, beginning of period	$3,468
Provision for loan losses	4,650
Recoveries	262
Charge-offs	(3,944)
Balance, end of period	$4,436

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

When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent to address the risk specifically or we may allow the loss to be addressed in the general allowance.  General allowances represent loss reserves which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets.  When an insured institution classifies problem assets as a loss, it is required to charge off such assets in the period in which they are deemed uncollectible.  Assets that do not currently expose us to sufficient risk to warrant classification as substandard or doubtful but possess identified weaknesses are required to be classified as either watch or special mention assets.  Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the OCC, which can order the establishment of additional loss allowances.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

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

The following table represents the internally assigned grades as of December 31, 2011 by type of loan:

	One-to four- family	Home equity	Commercial and multifamily	Commercial Business	Construction and land	Manufactured homes	Other consumer	Total
Grade:	(in thousands)
Pass	$70,392	$31,943	$100,002	$10,331	$16,087	$16,062	$9,507	$254,324
Watch	18,088	6,138	4,048	2,385	778	2,260	1,312	35,009
Special Mention	1,505	183	-	11	-	-	4	1,703
Substandard	6,320	1,392	1,966	436	940	122	97	11,273
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$96,305	$39,656	$106,016	$13,163	$17,805	$18,444	$10,920	$302,309

The following table represents the internally assigned grades as of December 31, 2010 by type of loan:

	One-to four- family	Home equity	Commercial and multifamily	Commercial Business	Construction and land	Manufactured homes	Other consumer	Total
Grade:	(in thousands)
Pass	$92,702	$43,015	$90,271	$14,456	$16,650	$19,925	$12,072	$289,091
Watch	2,749	447	-	-	-	-	-	3,196
Special Mention	326	124	676	167	-	-	5	1,298
Substandard	3,438	1,243	2,106	55	-	118	33	6,993
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$99,215	$44,829	$93,053	$14,678	$16,650	$20,043	$12,110	$300,578

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

The following table presents the recorded investment in nonaccrual loans as of December 31, 2011 and 2010 by type of loan:

	2011	2010
	(in thousands)
One- to four- family	$3,124	$2,506
Home equity	731	392
Commercial and multifamily	1,299	-
Construction and land	-	-
Other consumer	64	-
Total	$5,218	$2,898

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table represents the aging of the recorded investment in past due loans as of December 31, 2011 by type of loan:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total Loans
	(in thousands)
One- to four- family	$4,321	$935	$2,683	$-	$7,939	$88,366	$96,305
Home equity	583	176	683	-	1,442	38,214	39,656
Commercial and multifamily	-	-	-	-	-	106,016	106,016
Construction and land	-	123	80	-	203	17,602	17,805
Manufactured homes	327	7	-	-	334	18,110	18,444
Other consumer	172	3	-	-	175	10,745	10,920
Commercial business	669	-	-	-	669	12,494	13,163
Total	$6,072	$1,244	$3,446	$-	$10,762	$291,547	$302,309

The following table represents the aging of the recorded investment in past due loans as of December 31, 2010 by type of loan:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total Loans
	(in thousands)
One- to four- family	$-	$182	$2,506	$-	$2,688	$96,527	$99,215
Home equity	895	116	392	-	1,403	43,426	44,829
Commercial and multifamily	-	367	-	-	367	92,686	93,053
Construction and land	-	-	-	-	-	16,650	16,650
Manufactured homes	307	224	-	-	531	19,512	20,043
Other consumer	162	18	-	-	180	11,930	12,110
Commercial business	-	-	-	-	-	14,678	14,678
Total	$1,364	$907	$2,898	$-	$5,169	$295,409	$300,578

Nonperforming Loans.  Loans are considered nonperforming when they are 90 days past due, placed on nonaccrual, or when they are past due troubled debt restructurings.

The following table represents the credit risk profile based on payment activity as of December 31, 2011 by type of loan:

	One- to four-family	Home equity	Commercial and multifamily	Commercial Business	Construction and land	Manufactured homes	Other consumer	Total
(in thousands)
Performing	$91,904	$38,783	$104,797	$13,163	$17,725	$18,444	$10,856	$295,672
Nonperforming	4,401	873	1,219	-	80	-	64	6,637
Total	$96,305	$39,656	$106,016	$13,163	$17,805	$18,444	$10,920	$302,309

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table represents the credit risk profile based on payment activity as of December 31, 2010 by type of loan:

	One-to four- family	Home equity	Commercial and multifamily	Commercial Business	Construction and land	Manufactured homes	Other consumer	Total
(in thousands)

Performing	$96,486	$44,312	$93,053	$14,678	$16,650	$20,043	$12,110	$297,332
Nonperforming	2,729	517	-	-	-	-	-	3,246
Total	$99,215	$44,829	$93,053	$14,678	$16,650	$20,043	$12,110	$300,578

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

The following table presents loans individually evaluated for impairment as of December 31, 2011 by type of loan:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(in thousands)
One-to four-family	$3,104	$3,104	$-	$2,338	$80
Home equity	773	773	-	641	17
Commercial and multifamily	1,784	1,784	-	1,151	3
Construction and land	779	785		195	39
Manufactured homes	-	-	-	42	-
Other consumer	14	55	-	44	3
Commercial business	233	233	-	135	2
Total	$6,687	$6,734	$-	$4,546	$144

With an allowance recorded:
One-to four-family	$5,156	$5,280	$541	$3,819	$110
Home equity	1,011	1,038	447	864	11
Commercial and multifamily	219	219	38	1,847	6
Construction and land	123	178	37	112	8
Manufactured homes	122	122	11	97	13
Other consumer	87	87	48	52	2
Commercial business	214	214	132	178	3
Total	$6,932	$7,138	$1,254	$6,969	$153

Totals:
One-to four- family	$8,260	$8,384	$541	$6,157	$190
Home equity	1,784	1,811	447	1,505	28
Commercial and multifamily	2,003	2,003	38	2,998	9
Construction and land	902	963	37	307	47
Manufactured homes	122	122	11	139	13
Other consumer	101	142	48	96	5
Commercial business	447	447	132	313	5
Total	$13,619	$13,872	$1,254	$11,515	$297

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table presents loans individually evaluated for impairment as of December 31, 2010 by type of loan:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:	(in thousands)
One-to four-family	$1,414	$1,414	$-
Home equity	452	452	-
Commercial and multifamily	509	509	-
Commercial business	138	138	-
Construction and land	-	-	-
Manufactured homes	-	-	-
Other consumer	23	23	-
Total	$2,536	$2,536	$-

With an allowance recorded:
One-to four-family	$5,262	$5,427	$504
Home equity	1,442	1,442	509
Commercial and multifamily	2,273	2,273	39
Commercial business	84	84	1
Construction and land	-	-	-
Manufactured homes	118	118	58
Other consumer	15	15	6
Total	$9,194	$9,359	$1,117

Totals:
One-to four-family	$6,676	$6,841	$504
Home equity	1,894	1,894	509
Commercial and multifamily	2,782	2,782	39
Commercial Business	222	222	1
Construction and land	-	-	-
Manufactured homes	118	118	58
Other consumer	38	38	6
Total	$11,730	$11,895	$1,117

The average investment in impaired loans was $11.5 million and $13.4 million at December 31, 2011 and 2010, respectively.  Interest income on recognized on impaired loans was $297,000 and $419,000 at December 31, 2011 and 2010, respectively.  Forgone interest on nonaccrual loans was $306,000 and $259,000 at December 31, 2011 and 2010, respectively.  There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual, TDR or impaired at December 31, 2011 and 2010.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Troubled debt restructurings.  Loans classified as troubled debt restructurings totaled $6.9 million and $4.5 million at December 31, 2011 and 2010, respectively.  A troubled debt restructuring is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession of some kind.  The Company has granted a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:

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

Combination Modification:  Any other type of modification, including the use of multiple categories above.

The following table presents newly restructured loans by type of modification:

	Year ended December 31, 2011
	Number of Contracts	Rate Modifications	Term Modifications		Interest Only Modifications	Payment Modifications	Combination Modifications		Total Modifications

One-to four-family	5	$1,350		$-	$-	$-		$-	$1,350
Home equity	2	391		-	-	-		-	391
Commercial and multifamily	3	1,963		-	-	-		-	1,963
Commercial business	1	26		-	-	-		-	26
Other consumer	1	4		-	-	-		-	4
Total	12	$3,734	$		$-	$-	$		$3,734

There were no post-modification changes that were recorded as a result of the troubled debt restructurings for the year ended December 31, 2011 and 2010.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table represents all loans modified as troubled debt restructurings for which there was a payment default:

Year ended December 31, 2011
(in thousands)
One-to four-family	$2,882
Home equity	955
Commercial and multifamily	1,357
Construction and Land	80
Commercial business	26
Total	$5,300

For the preceding table, a loan is considered in default when a payment is 30 days or more past due.  Two of the one- to four- family first mortgages have reached 90 days past due and are therefore on nonaccrual.

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

	December 31,
	2011	2010
	(in thousands)
Balance, beginning of period	$5,695	$5,804
Advances	1,269	75
Repayments	(1,588)	(184)
Balance, end of period	$5,376	$5,695

At December 31, 2011 and 2010, respectively, loans totaling $1.5 million and $2.4 million represent real estate secured loans that have loan-to-value ratios above 100%.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 6 – Mortgage Servicing Rights

The unpaid principal balances of loans serviced for Federal National Mortgage Association (FNMA) at December 31, 2011 and 2010, totaled approximately $393.1 million and $438.7 million, respectively, and are not included in the Company’s financial statements.

A summary of the change in the balance of mortgage servicing assets is as follows (in thousands):

Beginning balance as of January 1, 2011	$3,200
Servicing rights that result from transfers of financial assets	539
Changes in Fair Value(1)	(422)
Other(2)	(880)
Fair Value as of December 31, 2011	$2,437

Beginning balance as of January 1, 2010	$3,327
Adoption of fair value option on mortgage servicing rights	39
Fair Value as of January 1, 2010	3,366
Servicing rights that result from transfers of financial assets	634
Changes in Fair Value(1)	103
Other(2)	(903)
Fair Value as of December 31, 2010	$3,200
(1)	Represents changes due to principal collections over time

(2)	Primarily relates to changes in prepayment speeds, duration and discount rate

The key economic assumptions used in determining the fair value of mortgage servicing rights are as follows:

	2011	2010
Prepayment speed (PSA)	342%	280%
Weighted-average life (years)	3.5	4.6
Yield to maturity discount rate	9.0%	9.0%

The amount of contractually specified servicing, late and ancillary fees earned, recorded in mortgage servicing income on the Consolidated Income Statements were $418,000 and $624,000, respectively, for the years ended December 31, 2011 and 2010.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 7 – Premises and Equipment

Premises and equipment are summarized as follows at December 31:

	2011	2010
	(in thousands)
Land	$-	$350
Buildings	-	400
Leasehold improvements	$2,790	3,002
Furniture and equipment	1,650	1,251
	4,440	5,003
Accumulated depreciation and amortization	(2,055)	(1,708)
	$2,385	$3,295

Depreciation and amortization expense for the years ended December 31, 2011 and 2010 amounted to $374,000 and $480,000 respectively.

The Company leases office space in several buildings. Generally, operating leases contain renewal options and provisions requiring the Company to pay property taxes and operating expenses over base period amounts. All rental payments are dependent only upon the lapse of time.

Minimum rental payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Year ended
December 31,	AMOUNT
(in thousands)
2012	$770
2013	773
2014	723
2015	680
2016	667
Thereafter	1,250
$4,863

The total rental expense for the years ended December 31, 2011 and 2010 for all facilities leased under operating leases was approximately $763,000 and $793,000, respectively.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 8 – Other Real Estate Owned and Repossessed Assets

The following table presents activity related to OREO and repossessed assets for the periods shown:

	December 31,
	2011	2010
	(in thousands)
Beginning balance	$2,625	$1,384
Additions to OREO and repossessed assets	3,641	3,679
Capitalized improvements	221	-
Paydowns/Sales	(2,702)	(1,977)
Write-downs/Losses	(964)	(461)
	$2,821	$2,625

Note 9- Deposits

A summary of deposit accounts with the corresponding weighted average cost of funds are presented below:

	As of December 31, 2011		As of December 31, 2010
		(in thousands)
	Deposit Balance	Wtd Avg Rate	Deposit Balance	Wtd Avg Rate
Checking (non-interest)	$26,907	0.00%	$22,148	0.00%
NOW (interest)	22,332	0.09%	22,186	0.10%
Savings	22,092	0.10%	21,598	0.11%
Money Market	95,029	0.58%	77,257	0.54%
Time Deposits	129,968	1.53%	130,383	1.84%
Escrow(1)	3,669	0.00%	4,922	0.00%
Total	$299,997	0.87%	$278,494	1.03%

 (1) Escrow balances shown in noninterest-bearing deposits on the balance sheet.

Scheduled maturities of time deposits are as follows:

Year ended
December 31,	Amount
(in thousands)
2012	$71,826
2013	41,160
2014	7,647
2015	2,956
Thereafter	6,379
$129,968

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Savings accounts, checking accounts, money market accounts, and individual retirement savings accounts have no contractual maturity.  Certificate accounts have maturities of five years or less.

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2011 and 2010 was approximately $74.9 million and $68.6 million, respectively.  Deposits in excess of $250,000 are not federally insured, except for non-interest demand deposits, which are fully insured until December 31, 2012.

Deposits from related parties held by the Company at December 31, 2011 and 2010, respectively, were $7.3 million and $6.2 million.

Note 10 – Borrowings

The Company utilizes a loan agreement with the FHLB of Seattle.  The terms of the agreement call for a blanket pledge of a portion of the Company’s mortgage and commercial and multifamily portfolio based on the outstanding balance.  At December 31, 2011, the amount available to borrow under this agreement is approximately 35% of total assets, or up to $118.9 million subject to the availability of eligible collateral.  Based on eligible collateral, the total amount available under this agreement as of December 31, 2011 and 2010 was $83.5 million and $136.4 million, respectively.  The Company had outstanding borrowings under this arrangement of $8.5 million and $24.8 million at December 31, 2011 and 2010, respectively. Additionally, the Company has outstanding letters of credit from the FHLB with a notional amount of $24.0 million and $17.0 million at December 31, 2011 and 2010, respectively, to secure public deposits. The net remaining amounts available as of December 31, 2011 and 2010, were $51.0 million and $94.6 million, respectively.

Contractual principal repayments are as follows:

Year ended
December 31,	Amount
(in thousands)
2012	$643
2013	5,643
2014	643
2015	643
2016	643
2017	291
$8,506

	For the year ended December 31,
	2011	2010	2009
Maximum balance:	(Dollars in thousands)
FHLB advances	$24,596	$33,550	$41,950
Federal Reserve Bank advances	$-	$2,400	$8,000
Average balances:
FHLB advances	$14,249	$23,478	$28,364
Federal Reserve Bank advances	$-	$66	$1,100
Weighted average interest rate:
FHLB advances	1.97%	2.52%	3.29%
Federal Reserve Bank advances	NM	0.75%	0.50%

The Company participates in the Federal Reserve Bank’s Borrower-in-Custody program, which gives the Company access to the discount window.  The terms of the program call for a pledge of specific assets.  The Company had unused borrowing capacity of $21.9 million and $24.9 and no outstanding borrowings under this program at December 31, 2011 and 2010, respectively.

SOUND FINANCIAL, INC. AND SUBSIIARY
Notes to Consolidated Financial Statements

The Company has access to an unsecured line of credit from an unaffiliated financial institution.  The line has a one-year term maturing on June 30, 2012 and is renewable annually.  As of December 31, 2011, the amount available under this line of credit is $2.0 million.  There was no balance on this line of credit as of December 31, 2011 and 2010, respectively.

Note 11 – Fair Value Measurements

The following table presents the balance of assets measured at fair value on a recurring basis:

	Fair Value at December 31, 2011
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Agency mortgage-backed securities	$59	$-	$59	$-
Non-agency mortgage-backed securities	2,933	-	2,933	-
Mortgage servicing rights	2,437	-	-	2,437

	Fair Value at December 31, 2010
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Agency mortgage-backed securities	$61	$-	$61	$-
Non-agency mortgage-backed securities	4,480	-	4,480	-
Mortgage servicing rights	3,200	-	-	3,200

For the year ended December 31, 2011 there were no transfers between Level 1 and Level 2 or between Level 2 and Level 3.

The following table presents the balance of assets measured at fair value on a nonrecurring basis and the total losses resulting from these fair value adjustments:

	Fair Value at December 31, 2011				Year Ended
					December 31, 2011
Description	Total	Level 1	Level 2	Level 3	Total Losses
OREO and repossessed assets	$2,821	$-	$-	$2,821	$964
Impaired loans	13,619	-	-	13,619	4,802

	Fair Value at December 31, 2011				Year Ended December 31, 2011

Description	Total	Level 1	Level 2	Level 3	Total Losses
OREO and repossessed assets	$2,625	$-	$-	$2,625	$461
Impaired loans	11,730	-	-	11,730	3,944

There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at December 31, 2011 or December 31, 2010.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

A description of the valuation methodologies used for impaired loans and OREO is as follows:

Impaired Loans - The fair value of collateral dependent loans is based on the current appraised value of the collateral or internally developed models utilizing a calculation of expected discounted cash flows which contain management’s assumptions.  These assets are classified as level 3 and are measured on a nonrecurring basis.

Other Real Estate Owned (“OREO”) and Repossessed Assets - OREO and repossessed assets consist principally of properties acquired through foreclosure and are carried at the lower of cost or estimated market value less selling costs.  The fair value is based on current appraised value or other sources of value

The estimated fair value of the Company’s financial instruments is summarized as follows:

	December 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:	(in thousands)
Cash and cash equivalents	$17,031	$17,031	$9,092	$9,092
AFS Securities	2,992	2,992	4,541	4,541
FHLB Stock	2,444	2,444	2,444	2,444
Loans held for sale	1,807	1,807	902	902
Loans, net	295,641	297,358	294,810	295,161
Accrued interest receivable	1,234	1,234	1,280	1,280
Bank-owned life insurance, net	6,981	6,981	6,729	6,729
Mortgage servicing rights	2,437	2,437	3,200	3,200

Financial liabilities:
Demand deposits	$170,029	$170,029	$148,111	$148,111
Time deposits	129,968	130,672	130,383	131,503
Borrowings	8,506	8,451	24,849	24,624
Accrued interest payable	84	84	121	121
Advance payments from borrowers for taxes and insurance	291	291	252	252

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

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Loans - The estimated fair value for all fixed rate loans is determined by discounting the estimated cash flows using the current rate at which similar loans would be made to borrowers with similar credit ratings and maturities.  The estimated fair value for variable rate loans is the carrying amount.  The fair value for all loans also takes into account projected loan losses as a part of the estimate.

Loans Held for Sale - Residential mortgage loans held for sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. At December 31, 2011, loans held for sale were carried at cost.

Mortgage Servicing Rights – Mortgage servicing rights represent the value associated with servicing residential mortgage loans, when the mortgage loans have been sold into the secondary market and the related servicing has been retained by us.  The value is determined though a discounted cash flow analysis, which uses interest rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management judgment.  Servicing rights and the related mortgage loans are segregated into categories of homogeneous pools based upon common characteristics.  Mortgage servicing rights are classified as Level 3.

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

Borrowings - The fair value of borrowings are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

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

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 12 – Earnings Per Share

Earnings per share are summarized in the following table (all figures in thousands except earnings per share):
	Years Ended December 31,
	2011	2010
Net income	$1,551	$1,331
Less net income attributable to participating securities(1)	14	19
Net income available to common shareholders	$1,537	$1,312

Weighted average number of shares outstanding, basic	2,925	2,913

Earnings per share, basic	$0.53	$0.45
Earnings per share, diluted	$0.53	$0.45

For the year ended December 31, 2011 and 2010, all option shares were considered antidilutive and excluded in the calculation for earnings per share.

(1)	Represents dividends paid and undistributed earnings allocated to nonvested restricted stock awards.

Note 13 – Employee Benefits

The Company has a 401(k) pension plan that allows employees to defer a portion of their salary into the 401(k) plan.  The Company matches a portion of employees’ salary deferrals. Pension costs are accrued and funded on a current basis.  The Company contributed $68,000 and $100,000 to the plan for the years ended December 31, 2011 and 2010, respectively.

The Company also offers a deferred compensation plan for designated senior managers, which provides benefits payable at age 65. Under certain circumstances, benefits are payable to designated beneficiaries.  Contributions to the plan are discretionary, and monies set aside to fund the plan are currently held in certificate of deposit accounts at the Company and at December 31, 2011 and 2010 approximated $141,000 and $149,000, respectively.  The Company made a $20,000 contribution to the plan for the year ended December 31, 2011 and no contributions to the plan for the year ended December 31, 2010.

Effective in 2007, the board of directors adopted a supplemental executive retirement plan (SERP) to provide certain members of senior management with additional retirement income. These payments are subject to a non-compete clause. The SERP is an unfunded, non-contributory defined benefit plan evidenced by an Executive Long Term Compensation Agreement (“Agreement”) between the recipients and the Company. The SERP is subject to a vesting schedule and payments do not begin until after retirement. The SERP provides for earlier payments in the event of death or disability. In the event of an involuntary termination without cause or a change in control of the Company, the recipients are entitled immediately to the accrued liability under the SERP (with any applicable cutback for payments after a change in control as required by Section 280(G) of the Internal Revenue Code). As of December 31, 2011 and 2010, the accrued liability for the SERP was $403,000 and $552,000, respectively, and is included in other liabilities on the consolidated balance sheets.  As of December 30, 2011 an amendment to freeze benefits under the Agreement was adopted.  A reduction of expense of $149,000 was recognized for the year ended December 31, 2011.  The expense was $154,000 for the year ended December 31, 2010.

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

On January 27, 2009, the Compensation Committee of the Board of Directors of the Company awarded shares of restricted stock and stock options to directors, executive officers and employees of the Company and the Bank, pursuant to the Plan.  During the periods ended December 31, 2011 and 2010, share based compensation expense totaled $132,000.

All of the awards will vest in 20 percent annual increments commencing one year from the grant date. The options are exercisable for a period of 10 years from the date of grant, subject to vesting. The vesting date for options and restricted stock is accelerated in the event of the grantee’s death, disability or a change in control of the Company.

The following is a summary of the Company’s stock option plan awards during the period ended December 31, 2011:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
	(all figures shown as actual)
Outstanding at January 1, 2011	108,398	$7.93	8	$-
Granted	-	-
Exercised	-	-
Forfeited or expired	12,960	7.93
Outstanding at December 31, 2011	95,438	$7.93	7	$-
Exercisable at December 31, 2011	43,360	$7.93	7	$-
Expected to vest, assuming a 0% forfeiture rate over the vesting term	95,438	$7.93	7	$-

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

As of December 31, 2011, there was $97,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plan.  The cost is expected to be recognized over the remaining weighted-average vesting period of 2 years.

Restricted Stock Awards

The fair value of the restricted stock awards is equal to the fair value of the Company’s stock at the date of grant.  Compensation expense is recognized over the vesting period that the awards are based. Shares awarded as restricted stock vest ratably over a five-year period beginning at the grant date with 20% vesting on the anniversary date of each grant date.

The following is a summary of the Company’s non-vested restricted stock awards for the period ended December 31, 2011:
Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
	(all figures shown as actual)
Non-vested at January 1, 2011	41,627	$7.35
Granted	-	-
Vested	10,405	$7.35
Forfeited	5,250	$7.35
Non-vested at December 31, 2011	25,972	$7.35	$7.50

Expected to vest assuming a 0% forfeiture rate over the vesting term	25,972	$7.35	$7.50

The aggregate intrinsic value of the non-vested restricted stock awards as of December 31, 2011 and 2010 were $195,000 and $200,000, respectively

As of December 31, 2011, there was $140,000 of unrecognized compensation cost related to non-vested restricted stock granted under the Plan remaining.  The cost is expected to be recognized over the weighted-average vesting period of 2 years.

The fair value of restricted shares vested in 2011 and 2010 was $52,000 and $40,000, respectively.

Employee Stock Ownership Plan

In January 2008, the ESOP borrowed $1,155,600 from the Company to purchase common stock of the Company. The loan is being repaid principally from the Company’s contributions to the ESOP over a period of ten years. The interest rate on the loan is fixed at 4.0% per annum.  As of December 31, 2011, the remaining balance of the ESOP loan was $751,000.  Neither the loan nor the related interest is reflected on the consolidated financial statements.

At December 31, 2011, the ESOP was committed to release 11,556 shares of the Company’s common stock to participants and held 69,336 unallocated shares remaining to be released in future years.  The fair value of the 69,336 restricted shares held by the ESOP trust was $520,000 at December 31, 2011.  ESOP compensation expense included in salaries and benefits was $85,000 and $70,000 for the years ended December 31, 2011 and 2010, respectively.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 14 – Income Taxes

The provision for income taxes is as follows:

	2011	2010
	(in thousands)
Current	$433	$818
Deferred	215	(273)
Total tax expense	$648	$545

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

Provision at statutory rate	$747	$638
Tax-exempt income	(106)	(110)
Other	7	17
	$648	$545

Federal Tax Rate	34.0%	34.0%
Tax exempt rate	-4.9%	-5.9%
Other	0.3%	0.9%
Effective tax rate	29.4%	29.0%

Significant components of the Company’s deferred tax assets are as follows:

Deferred tax assets
Deferred compensation & supplemental retirement	$209	$257
Other, net	161	30
Unrealized loss on securities	340	359
Equity based compensation	47	59
Allowance for loan losses	755	953
Total deferred tax assets	1,512	$1,658
Deferred tax liabilities
Prepaid expenses	(55)	(50)
Deferred loan fee income	-	(15)
FHLB stock dividends	(142)	(142)
Depreciation	(3)	17
Intangible assets	(30)	(52)
Deferred loan costs	(268)	(168)
Total deferred tax liabilities	(498)	(410)
Net deferred tax asset	$1,014	$1,248

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

As of December 31, 2011, we had no unrecognized tax benefits.  The Company recognizes interest accrued and penalties related to unrecognized tax benefits in “Provision for income taxes” in the Consolidated Statements of Income.  During the years ended December 31, 2011 and 2010, the Company recognized no interest and penalties.

The Company or its subsidiary files an income tax return in the U.S. federal jurisdiction, and various states.  With few exceptions, the Company is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2008.

Note 15 – Minimum Regulatory Capital Requirements

The Bank is subject to minimum capital requirements imposed by the Office of the Comptroller of the Currency (OCC).  Based on its capital levels at December 31, 2011, the Company exceeded these regulatory requirements as of that date and continues to exceed them as of the date of this filing.  Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the capital categories of the OCC.  Based on capital levels at December 31, 2011, the Bank was considered to be well-capitalized as determined by existing OCC written guidelines.  Management monitors the capital levels of the Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well-capitalized” institutions.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined) and Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 2011 and 2010, the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Company’s category.

As previously reported, the Company and the Bank were each under an MOU with the OTS (which was merged with and into the OCC on July 21, 2011) to address the regulator’s concerns about certain deficiencies or weaknesses at the Bank.  During July 2011, the Company’s MOU was lifted and the Bank’s MOU was modified to remove the prohibition relating to the Bank’s ability to pay dividends to the Company.  One of the requirements under the Bank’s MOU is that it must continue to maintain an 8.0% core capital ratio and a 12.0% total risk-based capital ratio, after funding an adequate allowance for loan and lease losses.  At December 31, 2011, the Bank’s core and total risk-based capital ratios were 8.33% and 12.03%, respectively.  The Board of Directors believes that the Bank MOU will not constrain the Bank’s or the Company’s business.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The Bank’s actual capital amounts (in thousands) and ratios as of December 31, 2011 and 2010 are presented in the following table:
						To Be Well Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2011

Tier 1 Capital to total adjusted assets(1)	$28,283	8.33%	$13,588	≥	4.0%	$16,985	≥	5.0%

Tier 1 Capital to risk-weighted assets(2)	$28,283	10.78%	$10,498	≥	4.0%	$15,747	≥	6.0%

Total Capital to risk-weighted assets(2)	$31,564	12.03%	$20,995	≥	8.0%	$26,244	≥	10.0%

As of December 31, 2010

Tier 1 Capital to total adjusted assets(1)	$26,407	7.9%	$13,389	≥	4.0%	$16,736	≥	5.0%

Tier 1 Capital to risk-weighted assets(2)	$26,407	10.4%	$10,135	≥	4.0%	$15,202	≥	6.0%

Total Capital to risk-weighted assets(2)	$29,574	11.7%	$20,269	≥	8.0%	$25,337	≥	10.0%

__________________
1.  Based on total adjusted assets of $339,691 at December 31, 2011.
2.  Based on risk-weighted assets of $262,443 at December 31, 2011.

Regulatory capital levels reported above differ from the Bank’s total capital, computed in accordance with accounting principles generally accepted in the United States as follows:

	2011	2010
	(in thousands)
Equity	$28,237	$26,394
Accumulated other comprehensive loss	659	671
Core deposit intangible	(613)	(658)
Total Tier 1 capital	$28,283	$26,407

Allowance for loan and lease losses, limited to 1.25% of risk-weighted assets	3,281	3,167
Unrealized gain on AFS securities	-	-
Total capital	$31,564	$29,574

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 16 – Concentrations of Credit Risk

Most of the Company’s business activity is with customers located in the state of Washington. A substantial portion of the loan portfolio is represented by one- to four-family mortgage loans throughout western Washington. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the area. Loans to one borrower are limited by federal banking regulations to 15% of the Company’s equity, excluding accumulated other comprehensive loss.

Note 17 – Commitments and Contingent Liabilities

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally represent a commitment to extend credit in the form of loans. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

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

Financial instruments whose contract amount represents credit risk were as follows:

	2011	2010
	(in thousands)
Unused home equity lines of credit	$14,455	$17,906
Unused personal line of credit	2,515	2,516
Unused business line of credit	10,593	9,690
Undisbursed portion of loans closed	4,875	3,972
Irrevocable letters of credit	578	265
Residential mortgage commitments	2,229	4,624
	$35,245	$38,973

At December 31, 2011, fixed rate loan commitments totaled $2.2 million and had a weighted average interest rate of 3.8%. At December 31, 2010, fixed rate loan commitments totaled $4.6 million and had a weighted average interest rate of 4.55%.

Commitments for credit may expire without being drawn upon.  Therefore, the total commitment amount does not necessarily represent future cash requirements of the Company.  These commitments are not reflected in the financial statements.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

In the ordinary course of business, the Company sells loans without recourse that may have to be subsequently repurchased due to defects that occurred during the origination of the loan.  The defects are categorized as documentation errors, underwriting errors, early payment defaults, and fraud.  When a loan sold to an investor without recourse fails to perform, the investor will typically review the loan file to determine whether defects in the origination process occurred.  If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained.  If there are not defects, the Company has no commitment to repurchase the loan.  As of December 31, 2011 and 2010, the maximum amount of these guarantees totaled $393.1 million and $438.7 million, respectively.  These amounts represent the unpaid principal balances of the Company’s loans serviced for others’ portfolios.  No loans were repurchased for the years ended December 31, 2011 and 2010.

The Company pays certain medical, dental, prescription, and vision claims for its employees, on a self-insured basis.  The Company has purchased stop-loss insurance to cover claims that exceed stated limits and has recorded estimated reserves for the ultimate costs for both reported claims and claims incurred but not reported, which are not considered significant at December 31, 2011 and 2010.

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

Note 18 – Subsequent Events

On January 27, 2012, the Company announced its intention to reorganize from a two-tier mutual holding company to a full stock holding company and to undertake a “second-step” offering of additional shares of common stock.  The reorganization and offering, subject to regulatory, stockholder and depositor approval, is expected to be completed during the summer of 2012.  As part of the reorganization, the Bank will become a wholly-owned subsidiary of a to-be-formed stock corporation, Sound Financial Bancorp, Inc.  Shares of common stock of the Company, other than those held by Sound Community MHC, will be converted into shares of common stock in Sound Financial Bancorp, Inc. using an exchange ratio designed to preserve current percentage ownership interests.  Shares owned by Sound Community MHC will be retired, and new shares representing that ownership will be offered and sold to the Bank’s eligible depositors, the Bank’s tax-qualified employee benefit plans and members of the general public as set forth in the Plan of Conversion and Reorganization of Sound Community MHC (the “Plan”).

The Plan provides for the establishment, upon the completion of the reorganization, of a special “liquidation account” for the benefit of certain depositors of Sound Community Bank in an amount equal to the product of Sound Community MHC’s ownership interest in the Company and the Company’s stockholders’ equity as of the date of the latest balance sheet contained in the prospectus.  Following the completion of the reorganization, under the rules of the Federal Reserve Board, Sound Community Bank will not be permitted to pay dividends on its capital stock to Sound Financial Bancorp, Inc., its sole stockholder, if Sound Community Bank’s stockholders’ equity would be reduced below the amount of the liquidation account.

The cost of conversion and issuing the capital stock will be deferred and deducted from the proceeds of the offering.  In the event the conversion and offering are not completed, any deferred costs will be charged to operations. Through December 31, 2011, the Company had not expensed any amounts related to the conversion and offering and had capitalized $80,000 in related costs.

PART III

Item 9.                        Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2011, was carried out under the supervision and with the participation of the our Chief Executive Officer, Chief Financial Officer and several other members of our senior management team within the 90-day period preceding the filing of this annual report.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, we concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

Federal law does not require that this annual report include an attestation of our independent registered public accounting firm regarding internal control over financial reporting.

(c)	Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2011, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

Item 10.                      Directors, Executive Officers and Corporate Governance

Directors

Our Board of Directors consists of eight members.  Approximately one-third of the directors are elected annually to serve for a three-year period or until their respective successors are elected and qualified.

The following table sets forth certain information regarding the composition of our Board of Directors, including each director’s term of office.  We have nominated Laura Lee Stewart, Debra Jones and Rogelio Riojas for election as directors, each for a three-year term expiring at the annual meeting of shareholders in 2015.  Each of these individuals currently serves as directors of Sound Financial and Sound Community Bank.  There are no arrangements or understandings between any nominee and any other person pursuant to which such nominee was selected.

Name	Age(1)	Positions With Sound Financial	Director Since(2)	Term Expires

Nominees
Laura Lee Stewart	62	President, Chief Executive Officer and Director	1990	2015	(3)
Debra Jones	54	Director	2005	2015	(3)
Rogelio Riojas	61	Director	2005	2015	(3)

Other Directors
Tyler K. Myers	49	Chairman of the Board	1993	2013
Robert F. Carney	64	Director	1984	2013
James E. Sweeney	62	Director	1986	2013
David S. Haddad, Jr.	63	Vice Chairman of the Board	1990	2014
Milton L. McMullen	77	Director	2002	2014

____________________
1.    At December 31, 2011.
2.	Includes years of service on the Board of Sound Community Bank, including when it was a credit union.
3.    If elected at the annual meeting.

The Board believes that the many years of service that our directors have at Sound Financial, Sound Community Bank or at other financial institutions is one of the directors’ most important qualifications for service on our Board.  This service has given them extensive knowledge of the banking business and our Company.  Furthermore, their service on Board committees here or at other institutions, especially in areas of audit, compliance and compensation is critical to their ability to oversee the management of Sound Community Bank by our executive officers.  Service on the Board by our President and Chief Executive Officer is critical to aiding the outside directors understand the critical and complicated issues that are common in the banking business.  Each outside director brings special skills, experience and expertise to the Board as a result of their other business activities and associations.  The business experience of each director of Sound Financial for at least the past five years and the experience, qualifications, attributes, skills and areas of expertise of each director that supports his or her service as a director are set forth below.

Robert F. Carney.  Mr. Carney is Director of Meat and Seafood Merchandising for Scolaris Food & Drug Company in Reno, Nevada, a position he has held since February 2008.  Prior to February 2008, he was Director of Meat and Seafood Merchandising for Brown & Cole Stores in Bellingham, Washington for six years.   Mr. Carney has over 20 years’ experience in management positions in the food industry, including 12 years of budgeting and profit generating responsibilities.  He has an MBA from the University of Southern California and an undergraduate degree in economics and business.  Mr. Carney has attended seminars on the credit union and banking business over the years and has 27 years of experience on our Board, beginning when Sound Community Bank was a $25 million credit union.  Mr. Carney’s years of management experience, together with his educational training, has provided him with extensive experience in the areas of business operations, budgeting and financial management, which knowledge is valuable to our organization.

David S. Haddad, Jr.  Mr. Haddad is Vice Chairman of the Board of Directors of Sound Community Bank.  Prior to his retirement, Mr. Haddad was an Operations Manager at Cutter and Buck, a golf apparel company from 1999 until 2003; a Senior Manager of Operations at Progressive International, a housewares wholesaler from 1995 until 1999; and a warehouse manager for Associated Grocers from 1982 until 1995.  During Mr. Haddad’s years of service at the senior management level of these companies, his responsibilities included budgeting, personnel management, contract negotiations and control of capital expenditures.  During his retirement, Mr. Haddad worked part time from 2004 until 2009 as a Customer Service Supervisor with Alaska Airlines.  Mr. Haddad’s 21 years of service as a director of Sound Community Bank (including its predecessor credit union organization) provide him with a strong knowledge and understanding of the institution’s business and history.  Mr. Haddad’s years of service at the senior management level of various companies and as a Customer Service Supervisor for Alaska Airlines has provided him with strong leadership, interpersonal, management and administrative skills which are valuable to our organization.

Debra Jones.  Ms. Jones is the Vice President of Administrative Services at Bellingham Technical College, where she is responsible for cash management, financial affairs, physical plant administration and strategic planning.  Prior to joining the college in August 2005, she served from September 2004 to May 2005 as Manager of Budget and Cash Management of Brown & Cole Stores, a retail grocer, and from 1998 to 2004 as Vice President of Administrative and Financial Services at Brown & Cole Stores.  She is a certified public accountant and has served in chief financial officer positions for over 25 years, with responsibility for financial management, risk management and business administration.  Her experience and expertise in the areas of accounting, finance and human resources are all valuable skills which she brings to our Board of Directors and as our “audit committee financial expert.”

Milton L. McMullen.  Mr. McMullen has been retired since 1998.  From 1984 to 1998, he served as Regional Sales manager for FISERV Inc., a data processing provider to financial institutions.  Mr. McMullen has over 25 years’ experience with various mutual savings banks as a branch manager, loan officer, comptroller, chief financial officer and managing officer.  He prepared regulatory filings and conducted risk management and market assessments for other financial institutions.  Mr. McMullen was Executive Vice President and managing officer of Mt. Baker Mutual Savings Bank when he left in 1984.  He has attended many accounting, financial and management courses and seminars for management of financial institutions.  When Sound Community Bank was a credit union, Mr. McMullen served as chairman of its supervisory committee, which was responsible for overseeing audit functions.  His accounting knowledge and experience, along with his prior banking experience, provide Mr. McMullen with knowledge and an understanding of our business.

Tyler K. Myers.  Mr. Myers is the Chairman of the Board of Directors of Sound Community Bank and currently is the President and General Partner of The Myers Group, a conglomerate of retail businesses that are focused primarily in the retail grocery, hardware and fuel industries.  Mr. Myers is responsible for overseeing the success and profitability of all Myers group business and real estate operations.  Mr. Myers has been with The Myers Group since 1978.  Mr. Myers’ years of work with and running the Myers Group has provided him with strong leadership, management, financial and administrative skills, which together with his participation in the local community, brings valuable knowledge and skills to our organization.  In addition, his participation in our local business community for over 25 years brings knowledge of the local economy and business opportunities for Sound Community Bank.

Rogelio Riojas.  Mr. Riojas has served for over 30 years as the Chief Executive Officer of Sea Mar Community Health Centers, a health care and social services organization serving low-income and underserved populations in Seattle and several counties in Washington.  Mr. Riojas has extensive management and administrative skills and experience in the heavily regulated health industry, especially in our local community.  He also has experience in compensation, personnel management and human resource matters, which are valuable skills he brings to our Board of Directors.

Laura Lee Stewart.  Ms. Stewart, age 62, is currently President and Chief Executive Officer of Sound Community Bank and Sound Financial, Inc.  Prior to joining Sound Community Bank as its President in 1989, when it was still a credit union, Ms. Stewart was Senior Vice President/Retail Banking at Great Western Bank.  Ms. Stewart was selected as an inaugural member of the FDIC Community Bank Advisory Board and completed her term in 2011.  She also serves on the ABA Community Bankers Council and is Vice Chair of the Washington Bankers Association.  In 2011, The American Banker honored her as one of the top 25 Women to Watch in banking.  Ms. Stewart’s many years of service in all areas of the financial institution operations and her duties as President and

Chief Executive Officer of Sound Community Bank and Sound Financial, Inc. brings a special knowledge of the financial, economic and regulatory challenges we face and is well suited to educating the Board on these matters.

James E. Sweeney.  Since June 2007, Mr. Sweeney has served as President and Chief Executive Officer of Super Supplements, Inc., a retail chain specializing in vitamins, health supplements and nutrition based in Seattle with twenty-one stores in Washington and Idaho.  He is responsible for daily risk management, customer relations, financial management, human resources management and business strategy.  Formerly, Mr. Sweeney was Managing Partner of Corporate Strategies and Development, LLC, a management consulting firm serving businesses in the Puget Sound area.  He brings these general business, financial and risk management skills to Sound Community Bank and has experience guiding business entities during difficult business and economic cycles.  His participation in our local business community for over 40 years brings knowledge of the local economy and business opportunities for Sound Community Bank.

Executive Officers

Information about our executive officers is contained under the caption “Executive Officers of Sound Financial and Sound Community Bank ” in Part I of this Form 10-K and is incorporated herein by this reference.

Section 16(a) Beneficial Ownership and Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of Sound Financial’s common stock to report to the SEC their initial ownership of Sound Financial’s common stock and any subsequent changes in that ownership.  Specific due dates for these reports have been established by the SEC, and Sound Financial is required to disclose in this Proxy Statement any late filings or failures to file.  To our knowledge, based solely on a review of the copies of reports furnished to us and written representations relative to the filing of certain forms, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were met for transactions in our common stock during 2011.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and person performing similar functions, and to all of our other employees and our directors.  You may obtain a copy of the code of ethics free of charge by writing to the Corporate Secretary of Sound Financial, 2005 5th Avenue, Suite 200, Seattle, Washington, 98121 or by calling (206) 448-0884.  In addition, the code of ethics was filed with the SEC as an exhibit to our Form 10-K for the year ended December 31, 2008, and is available on our website at www.soundcb.com under “Investor Relations – Governance.”

Corporate Governance

Nominating Procedures.  There have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors since last disclosed to shareholders.

Audit Committee and Audit Committee Financial Expert. Sound Financial has an Audit Committee that is appointed by the Board of Directors to provide assistance to the Board in fulfilling its oversight responsibility relating to the integrity of our consolidated financial statements and the financial reporting processes, the systems of internal accounting and financial controls, compliance with legal and regulatory requirements, the annual independent audit of our consolidated financial statements, the independent auditors’ qualifications and independence, the performance of our internal audit function and independent auditors and any other areas of potential financial risk to Sound Financial specified by its Board of Directors.  The Audit Committee also is responsible for the appointment, retention and oversight of our independent auditors, including pre-approval of all audit and non-audit services to be performed by the independent auditors.  The Audit Committee is comprised of Directors Riojas (chair), Haddad and Jones, each of whom is “independent” as that term is defined for audit committee members in the Nasdaq Rules.  The Board of Directors has determined that Director Jones is an “audit committee financial expert” as defined in Item 407(e) of Regulation S-K of the Securities and Exchange Commission and that all of the Audit Committee members meet the financial literacy requirements under the Nasdaq listing standards.

Item 11.                      Executive Compensation

We use a combination of salary, incentive and deferred bonuses, stock option and restricted stock awards and other employee benefits to attract and retain qualified persons to serve as executive officers of Sound Financial and Sound Community Bank.  We currently provide health and welfare benefits to our employees, including hospitalization, comprehensive medical insurance, life and long-term disability insurance, subject to certain deductibles and copayments by employees.  Senior managers, including all of the executive officers, receive additional executive medical benefits.  We also provide certain retirement benefits.   In setting compensation for executive officers, the Compensation Committee considers the significant amount of time and level of skill required to perform the required duties of each person’s position, taking into account the complexity of our business.  The Compensation Committee establishes executive officer compensation annually.

The following table sets forth a summary of certain information concerning the compensation paid by us for services rendered in all capacities during the years ended December 31, 2011 and 2010, to our President and Chief Executive Officer and our two next highest compensated executive officers, whose total compensation for 2011 exceeded $100,000.  We will use the term “named executive officers” in this report to refer to the persons listed in this table.

2011 Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation		Total

Laura Lee Stewart	2011	$292,248	---	---	---	$43,623	$18,505	(1)	$354,376
President, CEO and	2010	$269,025	---	---	---	$90,454	$197,616		$557,095
Director

Matthew P. Deines	2011	$160,200	$28,349	---	---	$23,320	$6,716	(1)	$218,585
Executive Vice	2010	$151,083	---	---	---	$50,623	$32,305		$234,011
President and CFO

Matthew F. Moran	2011	$149,600	$28,349	---	---	$21,777	$10,336	(1)	$210,062
Executive Vice	2010	$140,052	---	---	---	$47,077	$26,875		$214,004
President and Chief
Credit Officer
___________________________
(1)	The amounts represented for the year ended December 31, 2011, consist of the following (no executive officer received personal benefits or perquisites exceeding $10,000 in the aggregate):

Form of Compensation	Laura Lee Stewart	Matthew P. Deines		Matthew F. Moran

401(k) matching contribution	$5,285	$	---	$3,650
Payment for executive medical benefits	2,346		3,879	3,879
Life insurance premiums(a)	734		462	432
SERP accrual	---		---	---
ESOP allocation	3,140		2,375	2,375
Matching charitable contribution(b)	7,000		---	---
Total	$18,505		$6,716	$10,336
___________________________

(a)	Reflects term life insurance premiums paid in 2011 by us on behalf of the officers.
(b)
We match up to $7,000 in charitable contributions made by Ms. Stewart to charities of her choice that are tax-exempt organizations under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended.

The following table sets forth information for each named executive officer concerning stock options and restricted stock held at December 31, 2011.

Outstanding Equity Awards at December 31, 2011

	Options Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(2)	Market Value of Shares or Units of Stock That Have Not Vested (3)
	Exercisable	Unexercisable(1)
Laura Lee Stewart	4,300	6,450	$7.35	01/27/2019	5,730	$42,975
	4,300	6,450	$8.50	01/27/2019
Matthew P. Deines	3,320	4,980	$7.35	01/27/2019	4,260	$31,950
	3,320	4,980	$8.50	01/27/2019
Matthew F. Moran	2,600	3,900	$7.35	01/27/2019	3,060	$22,950
	2,600	3,900	$8.50	01/27/2019
________________________
1.	Vest in three equal annual installments on January 27, 2012, 2013 and 2014.
2.	Vest in three equal annual installments on January 27, 2012, 2013 and 2014.
3.	Value is based on the $7.50 closing price of a share of Sound Financial common stock on the last trading day of 2011.

Employment Agreements.  Sound Community Bank has entered into an employment agreement with Ms. Stewart, which has a three-year term with continuing annual one-year extensions, subject to approval by the Board of Directors of Sound Community Bank.  The effective date of this agreement was January 1, 2007.  The amount of her annual salary is reviewed by the Compensation Committee each year.  The employment agreement provides for no salary reductions; participation in any stock-based compensation plans; supplemental executive retirement plan approved by the Board of Directors; and participation in any other retirement plans, group insurance and other benefits provided to our full time employees generally and in which executive officers participate.  Ms. Stewart also is entitled to expense reimbursement, professional and educational dues, expenses for programs related to our operations, including travel costs.  Under the employment agreement, if Ms. Stewart’s employment is terminated for any reason other than cause, death, retirement, or disability, or if she resigns following certain events such as relocation or demotion, she will be entitled to her salary for the remaining term of the agreement and continued eligibility under the health benefit programs for executive officers.  Ms. Stewart’s salary for 2012 is $297,509.  The employment agreement includes an agreement not to compete with us in the delivery of financial services for a period of 18 months following termination of employment.   The value of compensation and benefits payable under the agreement is capped so as to prevent imposition of the golden parachute tax under Section 280G of the Internal Revenue Code.

Sound Community Bank has entered into an employment agreements with Messrs. Deines and Moran, which have a two-year term with continuing annual one-year extensions, subject to approval by the Board of Directors of Sound Community Bank.  The effective date of these agreements was November 1, 2009.  Their annual salary is reviewed by the Compensation Committee each year.  The employment agreement provides for no salary reductions, participation in any bonus plans approved by the Board of Directors and participation in any other retirement plans, group insurance and other benefits provided to our full time employees generally and in which executive officers participate.  Messrs. Deines and Moran also are entitled to expense reimbursement, professional and educational dues, expenses for programs related to Sound Community Bank operations, including travel costs.  Under the employment agreement, if either officer’s employment is terminated for any reason other than cause, death, retirement, or disability, or if either officer resigns following certain events such as relocation or demotion, he will be entitled to his then-current salary for the remaining term of the agreement and continued eligibility under the health and insurance benefit programs for executive officers.  Messrs. Deines’ and Moran’s annual salaries for 2012 are $166,000 and $159,000, respectively.  The employment agreement includes an agreement not to compete with us in the delivery of financial services for the period during which the officer receives post-termination payments under the agreement.   The value of compensation and benefits payable under the agreement is capped so as to prevent imposition of the golden parachute tax under Section 280G of the Internal Revenue Code.

Annual Bonus Plans.  Our named executive officers participate in an annual incentive bonus plan (“Annual Bonus Plan”), which provides for annual cash bonuses to designated senior managers, including all the named executive officers, upon the achievement of pre-established performance goals established by the Board of Directors.  Under the Annual Bonus Plan, prior to the earnings override adjustment discussed below, Ms. Stewart, Mr. Deines and Mr. Moran are entitled to receive a bonus of up to 33% respectively, of their base salary, depending on how actual performance compares with quantitative and qualitative performance goals established by the Compensation Committee.  The performance goals under the Annual Bonus Plan are the same for all participants and are based on overall corporate performance.  The quantitative goals include performance factors relating to asset size, capital level, delinquency ratio, return on assets and equity, levels of non-interest income and non-interest expense, net interest margin, charge-offs and the size of the loan portfolio.  The qualitative goals are non-financial corporate goals that require leadership of senior management and are ranked based on their relative importance to our operations.  Participants earn credits for the quantitative factors, based on the level of importance assigned to each factor and the actual level of performance compared to the targeted goals set for each factor.  Participants also earn credits for accomplishing the qualitative goals established by the Compensation Committee.  Ms. Stewart’s bonus is based 50% on meeting qualitative goals and 50% on meeting quantitative goals, while Mr. Deines’ and Mr. Moran’s bonuses are based 40% on meeting qualitative goals and 60% on meeting quantitative goals.  Each individual’s bonus is also subject to an earnings override adjustment, based on a target net earnings level established by the Board of Directors.  An individual’s bonus, if earned, is increased or decreased, up to a maximum of 50%, by the percentage that actual net income is above or below the targeted net income set by the Board of Directors.  As a result of the earnings override adjustment, Ms. Stewart’s, Mr. Deines’ and Mr. Moran’s bonus under the Annual Bonus Plan may be as much as 49.5% of their base salary.  For the year ended December 31, 2011, Ms. Stewart, Mr. Deines and Mr. Moran earned bonuses of 14.9%, 14.6% and 14.6% of base salary, respectively.   These percentages were arrived at based on Ms. Stewart, Mr. Deines and Mr. Moran earning 69.9%, 68.2% and 68.2%, respectively, of their bonus credits available under the plan for the year, which percentages were adjusted downward by 35.3% as a result of the earnings override adjustment.

Supplemental Executive Retirement Plans. Effective August 14, 2007, the Board of Directors adopted a supplemental executive retirement plan (“SERP 1”) for the benefit of Ms. Stewart, which is intended to be an unfunded, non-contributory defined benefit plan maintained primarily to provide her with supplemental retirement income of $121,307 per year from age 66, for the rest of her life.  Effective December 31, 2011, SERP 1 was amended to freeze benefit accruals under that agreement, entitling Ms. Stewart to $50,202 per year from age 66, for the rest of her life.  These payments are subject to a non-compete clause for the first 24 months after retirement.  If Ms. Stewart voluntarily terminates her employment with Sound Community Bank before age 66, she receives no benefit under SERP 1.  Additionally, no payments will be made under SERP 1 in the event of Ms. Stewart’s death and any payments that have commenced will cease upon death.  In the event Ms. Stewart becomes disabled or is involuntarily terminated prior to age 66, she would be entitled to receive a lump sum payment equal to the accrued liability under SERP 1.  The accrued liability balance under SERP 1 totaled $301,252 at December 31, 2011.  If Ms. Stewart is involuntarily terminated after age 66 or at any time in connection with a change in control (as defined in SERP 1), she will be entitled to receive the annual benefit described in the second sentence of this paragraph commencing upon such termination (subject to any applicable cutback for payments after a change in control as required by Section 280G of the Internal Revenue Code).  If Ms. Stewart is terminated for cause at any time during her employment with Sound Community Bank, she forfeits any and all rights and benefits she may have under the terms of SERP 1 and shall have no right to be paid any of the amounts which would otherwise be due or paid under SERP 1.  The cost of the benefits payable to Ms. Stewart under SERP 1 is expected to be offset by the earnings on bank-owned life insurance purchased by Sound Community Bank.  Ms. Stewart has no direct interest in these insurance policies and is a general unsecured creditor with respect to payments owed under SERP 1.

Simultaneously with the amendment to SERP 1, we adopted a second SERP (“SERP 2”) for the benefit of Ms. Stewart, which is intended to be an unfunded, non-contributory defined benefit plan maintained primarily to provide her with additional supplemental retirement income.  At that time, we also entered into a Confidentiality, Non-Competition, and Non-Solicitation Agreement which is discussed below.  Under the terms of SERP 2, upon Ms. Stewart’s termination of employment with Sound Community Bank for any reason other than death after age 65, she will be entitled to receive additional retirement benefits of $81,369 per year commencing at age 70, for the rest of her life.  If Ms. Stewart’s employment terminates for any reason other than on account of death prior to attaining age 65, or becomes disabled (as defined by SERP 2) during her employment, she will be entitled to the amount accrued for her benefit under the terms of SERP 2 at the time of her separation from service, or disability, determined using a discount rate provided for under SERP 2 (initially 5 percent), or approximately $755,000 at December 31, 2011.  In the event of Ms. Stewart’s death, her beneficiary will be entitled to a single lump sumpayment within 90 days thereafter in an amount equal to the accrued retirement benefit, or approximately $1.1 million at December 31, 2011.  The benefit payable in connection with Ms. Stewart’s early retirement or disability will commence as of the second month following the date of her separation from service or disability and will be payable for 180 months.  If a change in control occurs (as defined in SERP 2), Ms. Stewart will receive her full retirement benefit under SERP 2, except that the benefit will commence upon her attaining age 65.  The cost of the benefits payable to Ms. Stewart under SERP 2 is expected to be offset through the purchase of an annuity contract by Sound Community Bank.  Ms. Stewart has no direct interest in this annuity contract and is a general unsecured creditor with respect to payments owed under SERP 2.

Confidentiality, Non-Competition, and Non-Solicitation Agreement. Effective December 30, 2011, Sound Community Bank entered into a Confidentiality, Non-Competition, and Non-Solicitation Agreement with Ms. Stewart.  The agreement commences upon Ms. Stewart's termination of employment with us and continues for 36 months thereafter.  For that 36-month period, subject to certain tolling provisions that apply in the event of a breach of the agreement, Ms. Stewart will be subject to the confidentiality, non-competition, and non-solicitation provisions in the agreement.  In consideration of Ms. Stewart’s non-competition and non-solicitation obligations, Ms. Stewart will be entitled to receive $85,000 annually for three years, payable twice a month, following her termination of employment with us, except if her termination of employment occurs for good reason (as defined in the agreement).   In the event Ms. Stewart terminates her employment with us for good reason, she will be entitled to receive an amount equal to 150 percent of her then-base salary plus the average of her past three years short term bonus pay, or approximately $358,000 at December 31, 2011, payable in 12 monthly installments beginning on the first day of the month following her termination.  If Ms. Stewart terminates her employment with us for good reason within 24 months following a change in control (as defined in the agreement), Ms. Stewart will be entitled to receive the amount described in the preceding sentence, but payable in a lump sum.  Ms. Stewart's benefits under this agreement are forfeited if she breaches the terms of the agreement.  No payments will be made under the agreement if Ms. Stewart’s employment ceases on account of her disability or death (and payments that have commenced will cease upon death), or if she is otherwise ineligible to work in the financial product or services industry.

Equity Incentive Plans. In November 2008, our shareholders approved the Sound Financial, Inc. 2008 Equity Incentive Plan that provides for the grant or award of stock options, stock appreciations rights, restricted stock and restricted stock units to our directors, advisory directors, officers and other employees.  Under the plan, the Compensation Committee may grant stock options and stock appreciation rights that for up to 144,455 shares of Sound Financial’s common stock, , of which options for 114,238 shares have been awarded as of December 31, 2011.  Under the plan, the Compensation Committee may grant restricted stock and restricted stock units for an aggregate of 57,782 shares of Sound Financial’s common stock, of which 46,782 shares have been awarded as of December 31, 2011.  The Compensation Committee administers this plan, determines employee eligibility, grants awards and sets the terms of awards.  Awards are discretionary and are based on an assessment of the participant’s position, years of service, and contribution to our success and growth.  The exercise price of options awarded must be no less than the fair market value of a share of Sound Financial’s common stock on the date of grant.  This plan will be in place for 10 years and all awards under the plan may not have a term in excess of 10 years.

On January 27, 2009, the Compensation Committee awarded 9,550, 7,100 and 5,100 shares of restricted stock, respectively, to Ms. Stewart, Mr. Deines and Mr. Moran.  On that same date, it granted 21,500, 16,600 and 13,000 stock options, respectively, to Ms. Stewart, Mr. Deines and Mr. Moran.  The stock options are exercisable for 10 years from the date of grant, subject to vesting.  One half of the stock options granted were at an exercise price of $7.35 per share, which was the fair market value of Sound Financial’s stock on the date of grant, and the remaining options were granted at an exercise price of $8.50 per share.  Both the restricted stock awards and stock options vest in equal annual installments over the five years following the grant date.  The vesting accelerates in the event of the director’s death or disability or a change in control of Sound Financial or Sound Community Bank.  In the event of a termination of service, all non-vested awards would be canceled and the exercise period on the remaining awards would be reduced to three months.

Other Benefits. We established an employee stock ownership plan, the ESOP, in 2008 for employees of Sound Financial and Sound Community Bank in connection with our public offering.  The ESOP purchased 115,560 shares of common stock in the offering with funds borrowed from Sound Financial.  Shares purchased by the ESOP with the proceeds of that loan will be held in a suspense account and released to participants’ accounts as debt service payments are made.  Shares released from the ESOP are allocated to each eligible participant’s ESOP account based on the ratio of each such participant’s eligible compensation to the total eligible compensation of all eligible ESOP participants.  Benefits are payable upon retirement or other separation from service, or upon termination of the plan.  As of December 31, 2011, 69,336 shares in the ESOP were allocated to officers and other employees.

Medical premiums for senior managers, including all named executive officers, are 100% paid by Sound Community Bank.  In addition, these individuals receive $1,000 a year to cover co-payments and other uncovered medical expenses under the comprehensive medical plan.

We offer a qualified, tax-exempt retirement plan to our employees with a cash or deferred feature qualifying under Section 401(k) of the Code (the “401(k) Plan”).  We currently match each 401(k) contribution (other than catch-up contributions) in an amount equal to 50% of the participant’s 401(k) deferrals for the year up to 7% of their salary.  We may also make a discretionary profit sharing contribution under the 401(k) Plan, although the last profit sharing contribution to the 401(k) plan was made in 2004.  Future discretionary profit sharing contributions under the 401(k) Plan are unlikely as a result of the implementation of the ESOP in 2008.

Director Compensation. Directors of Sound Community Bank (excluding Laura Lee Stewart, the President and Chief Executive Officer of Sound Community Bank, who receives no separate compensation for her service as a director) receive compensation for their service on the Board of Directors of Sound Community Bank.  They receive no separate compensation for their service on the Board of Directors of Sound Financial.  During 2011, our directors received a monthly retainer fee of $12,000 for the year, plus $1,091 for each monthly board meeting attended, for a maximum of $25,092. The directors are not paid additional fees for service on various board committees or special meetings.

The following table provides compensation information for each non-employee member of the Board of Directors during the year ended December 31, 2011:

Name(1)	Fees Earned or Paid in Cash

Tyler K. Myers	$25,092
David S. Haddad, Jr.	25,092
Robert F. Carney	22,910
Debra Jones	25,092
Milton L. McMullen	25,092
Rogelio Riojas	24,001
James E. Sweeney	25,092
__________________________
(1) As of December 31, 2011, each named director held 1,486 restricted shares and options to purchase 3,714 shares of Sound Financial common stock.

In November 2008, our shareholders approved the Sound Financial, Inc. 2008 Equity Incentive Plan that provides for the grant or award of stock options, stock appreciations rights, restricted stock and restricted stock units to our directors, advisory directors, officers and other employees. On January 27, 2009, the Compensation Committee awarded 2,476 restricted shares and options for 3,714 shares to each non-employee director.  One half of the stock options granted were at an exercise price of $7.35 per share, which was the fair market value of Sound Financial’s stock on the date of grant, and the remaining options were granted at an exercise price of $8.50 per share.  Both the restricted stock awards and stock options vest in 20% annual installments over the five years following the grant date.  The vesting accelerates in the event of the director’s death or disability or a change in control of Sound Financial or Sound Community Bank.  In the event of a termination of service, all non-vested awards would be canceled and the exercise period on the remaining unexercised option awards would be reduced to three months.

Directors are provided or reimbursed for travel and lodging and other customary out-of-pocket expenses incurred in attending out-of-town board and committee meetings, industry conferences and continuing education seminars up to $3,500 per year, per director.  Any incremental spousal costs in connection with those meetings, conferences and seminars are paid for by the directors personally.  Sound Community Bank also pays the premiums on directors’ and officers’ liability insurance.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information.  The following table sets forth information as of December 31, 2011, with respect to compensation plans under which shares of common stock were issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan

Equity Incentive Plan approved by security holders	95,438	$7.93	41,217	(1)

Equity Incentive Plan not approved by security holders	---	---	--
_______________________________________
(1)	Consists of stock options and stock appreciation rights covering up to 30,217 shares of common stock and restricted stock and restricted stock units covering up to 11,000 shares of common stock.

Beneficial Ownership of Securities.  The following table shows, as of December 31, 2011, the beneficial ownership of Sound Financial’s common stock by: (1) any persons or entities known by management to beneficially own more than 5% of the outstanding shares of Sound Financial’s common stock; (2) each director and director nominee of Sound Financial; (3) each executive officer of Sound Financial named in the 2011 Summary Compensation Table; and (4) all of the directors and executive officers of Sound Financial as a group.  An asterisk (*) in the table indicates that an individual beneficially owns less than one percent of the outstanding common stock of Sound Financial.  The address of each of the beneficial owners, except where otherwise indicated, is Sound Financial’s address.  Beneficial ownership is determined in accordance with the rules of the SEC.  As of December 31, 2011, there were 2,949,045 shares of Company common stock issued and outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percent of Common Stock Outstanding

Sound Community MHC	1,621,435	(2)	55.0%
Stilwell Partners, L.P. and Joseph Stilwell 111 Broadway, 12th Floor New York, NY 10006	153,289	(3)	5.2%
Tyler K. Myers, Chairman of the Board	30,648	(4)	1.0%
David S. Haddad, Jr., Vice Chairman of the Board	19,980	(5)	*
Laura Lee Stewart, President, CEO and Director	40,102	(6)	1.4%
Robert F. Carney, Director	10,705	(7)	*
Debra Jones, Director	14,705	(5)	*
Milton L. McMullen, Director	15,210	(8)	*
Rogelio Riojas, Director	24,705	(5)	*
James E. Sweeney, Director	14,757	(9)	*
Matthew P. Deines, Executive Vice President and CFO	33,114	(10)	1.1%
Matthew F. Moran, Senior Vice President and Chief Credit Officer	12,212	(11)	*
Directors and executive officers of Sound Financial as a group (11 persons)	231,921	(12)	7.7%
____________________
1.	Except as otherwise noted in these footnotes, the nature of beneficial ownership for shares reported in this table is sole voting and investment power.
2.
The MHC is a federally chartered mutual holding company, the principal business of which is to hold at least a majority of the outstanding shares of Sound Financial.  It filed a Schedule 13D beneficial ownership report with the SEC on January 8, 2008.  The executive officers and directors of MHC also are shareholders and executive officers and/or directors of Sound Financial.

3.

As reported in the Schedule 13D filed November 21, 2011, jointly by Stilwell Partners, L.P. and Joseph Stilwell, the general partner of Stilwell Partners, L.P., reporting shared voting and dispositive power with respect to all 153,289 shares.

4.

Includes 18,536 shares in his 401(k) account and 5,000 shares in a partnership in which he is a partner.  In addition, includes options to acquire 2,229 shares over which Mr. Myers has no voting or dispositive power and 1,486 restricted shares over which Mr. Myers has sole voting power and no dispositive power.

5.

Includes options to acquire 2,229 shares over which the individual has no voting or dispositive power and 1,486 restricted shares over which the individual has sole voting power and no dispositive power.

. 6.

Includes 14,938 shares in Ms. Stewart’s 401(k) account and 2,518 shares allocated to Ms. Stewart in the ESOP.  In addition, includes options to acquire 12,900 shares over which Ms. Stewart has no voting or dispositive power and 5,730 restricted shares over which she has sole voting power and no dispositive power.

7.	Includes options to acquire 2,229 shares over which Mr. Carney has no voting or dispositive power and 1,486 restricted shares over which he has sole voting power and no dispositive power.
8.

Includes 9,505 shares held in a family trust.  In addition, includes options to acquire 2,229 shares over which Mr. McMullen has no voting or dispositive power and 1,486 restricted shares over which he has sole voting power and no dispositive power.

9.

Includes 50 shares held by Mr. Sweeney’s child who lives with him.  In addition, includes options to acquire 2,229 shares over which Mr. Sweeney has no voting or dispositive power and 1,486 restricted shares over which he has sole voting power and no dispositive power.

10.
Includes 5,000 shares pledged as security for debt, 10,885 held in Mr. Deines’ 401(k) account, 1,969 shares allocated to Mr. Deines in the ESOP and 200 shares in UTMA accounts for Mr. Deines’ sons, of which he is trustee.  In addition, includes options to acquire 9,960 shares over which Mr. Deines has no voting or dispositive power and 4,260 restricted shares over which he has sole voting power and no dispositive power.

11.
Includes 1,352 shares allocated to Mr. Moran in the ESOP.  In addition, includes options to acquire 7,800 shares over which Mr. Moran has no voting or dispositive power and 3,060 restricted shares over which he has sole voting power and no dispositive power.

12.
Includes shares held by directors and executive officers directly, in retirement accounts, in a fiduciary capacity or by certain affiliated entities or members of the named individuals’ families, with respect to which shares the named individuals and group may be deemed to have sole or shared voting and/or dispositive powers.  Also includes options to acquire 52,083 shares over which the individuals have no voting or dispositive power and 25,972 shares of restricted stock over which they have sole voting power and no dispositive power.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

We may engage in a transaction or series of transactions with our directors, executive officers and certain persons related to them.  Except for the loans discussed below, there were no transactions of this nature, the amount of which exceeded $120,000 during 2011 or 2010.

Our directors, officers and employees are eligible for any type of credit offered by Sound Community Bank.  Federal regulations permit executive officers and directors to participate in loan programs that are available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees.  In accordance with banking regulations, such loans to directors are made on substantially the same terms as those available to Sound Community Bank’s employees.  Such loans provide for a discount as to interest rate, consistent with the requirements of the Federal Reserve Board’s Regulation O.  When the director or executive officer leaves Sound Community Bank, these preferential rates return to market rates and terms in effect at the time of origination.  Except as set forth above, loans to directors and executive officers are made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as prevailing at the time for comparable loans with persons not related to Sound Community Bank, and do not involve more than the normal risk of collectability or present other unfavorable features.  Loans to current directors and executive officers and their related persons totaled approximately $5.4 million at December 31, 2011, and were performing in accordance with their terms at that date.

Set forth below is information regarding loans made with preferential interest rates, as prevailing at the time for comparable loans with persons not related to Sound Community Bank, to directors and executive officers during each of the last two fiscal years who had aggregate indebtedness to Sound Community Bank that exceeded $120,000.

Name	Nature of Transaction	Interest Rate	Largest Principal Balance 01/01/11 to 12/31/11	Principal Balance at 12/31/2011		Principal Paid 01/01/11 to 12/31/11	Interest Paid 01/01/11 to 12/31/11
Laura Lee Stewart	Mortgage Loan	3.00%	$438,826	$	---	$438,826	$243
Matthew P. Deines	Mortgage Loan	2.00	422,114		409,658	12,455	10,764
Matthew M. Moran	Mortgage Loan	2.13	413,867		402,015	11,853	11,328
Patricia Floyd	Mortgage Loan	2.25	494,864		480,004	8,245	12,530
	Land Loan	6.50	74,250		71,225	3,025	4,737
Tyler Myers	Mortgage Loan	2.38	544,764		530,186	14,578	14,314
David Haddad	Mortgage Loan	2.38	453,320		445,749	7,571	11,962
Robert Carney	Mortgage Loan	2.88	269,851		263,491	6,360	7,926
Debra Jones	Mortgage Loan	3.00	606,973		592,508	14,466	15,267
	Mortgage Loan	5.00	239,646		---	239,646	7,067
James E. Sweeney	Mortgage Loan	2.25	517,873		491,212	26,661	13,263

Name	Nature of Transaction	Interest Rate	Largest Principal Balance 01/01/10 to 12/31/10	Principal Balance at 12/31/2010	Principal Paid 01/01/10 to 12/31/10	Interest Paid 01/01/10 to 12/31/10
Laura Lee Stewart	Mortgage Loan	2.63%	$450,117	$438,826	$11,291	$3,103
Matthew P. Deines	Mortgage Loan	2.50	432,374	422,114	10,260	15,061
Matthew M. Moran	Mortgage Loan	2.75	422,979	413,867	9,112	14,673
Patricia Floyd	Mortgage Loan	3.25	494,864	488,250	6,614	16,812
	Land Loan	6.50	74,250	74,250	---	159
Tyler Myers	Mortgage Loan	3.50	556,969	544,764	12,205	19,650
David Haddad	Mortgage Loan	3.50	459,291	453,320	5,971	16,269
Robert Carney	Mortgage Loan	3.00	275,632	269,851	5,781	9,218
Debra Jones	Mortgage Loan	2.63	618,768	606,973	11,795	21,868
	Mortgage Loan	3.13	246,054	239,646	6,408	7,726
James E. Sweeney	Mortgage Loan	3.13	539,976	517,873	22,103	17,970

Director Independence.  The Board applies the independence standard in the Nasdaq listing standards to its directors.  The Board has determined that seven of our eight directors, Directors Myers, Haddad, Carney, Jones, McMullen, Riojas and Sweeney, are “independent directors” as that term is defined in the those Nasdaq standards.  The Board has made a subjective determination none of the independent directors are in a relationship that, in the opinion of the Board, would interfere with the exercise of his or her independent judgment in carrying out the responsibilities of a director.  In making these determinations, the directors reviewed and discussed information provided by the directors and Sound Financial with regard to each director’s business and personal activities as they may relate to Sound Financial and its management.

Item 14.  Principal Accounting Fees and Services

During the fiscal years ended December 31, 2011 and 2010, Moss Adams, LLP (“Moss Adams”) provided various audit and non-audit services to Sound Financial and Sound Community Bank.  These services included:  (1) the audit of our annual financial statements and review of the financial statements included in Sound Financial’s filings with the SEC; (2) consultation on accounting matters; (3) tax advice and tax consultations; and (4) other professional services.

The aggregate fees billed to us by Moss Adams, LLP, and its affiliates were as follows:

	Year Ended December 31,
	2011	2010
Audit Fees	$117,970	$136,500
Audit Related Fees	---	---
Tax Fees	---	---
All Other Fees(1)	---	4,450
_____________________
(1)  Primarily for tax compliance, tax advice and tax return preparation services.

Our Audit Committee has determined that the services provided by Moss Adams, LLP as set forth herein are compatible with maintaining Moss Adams, LLP’s independence.

Pursuant to the terms of its charter, the Audit Committee is responsible for the appointment, compensation, retention and oversight of the work of the independent auditors. The Audit Committee must pre-approve the engagement letters and the fees to be paid to the independent auditors for all audit and permissible non-audit services to be provided by the independent auditors and consider the possible effect that any non-audit services could have on the independence of the auditors. The Audit Committee may establish pre-approval policies and procedures, as permitted by applicable law and SEC regulations and consistent with its charter for the engagement of the independent auditors to render permissible non-audit services to the Corporation, provided that any pre-approvals delegated to one or more members of the committee are reported to the committee at its next scheduled meeting. At this time, the Audit Committee has not adopted any pre-approval policies.

PART IV

Item 15.                      Exhibits and Financial Statement Schedules

(a)(1) List of Financial Statements

The following are contained in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2011 and 2010
Consolidated Statements of Income for the Years Ended December 31, 2011 and 2010
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2011 and 2010
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010
Notes to Consolidated Financial Statements

(a)(2) List of Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3) List of Exhibits:

See Exhibit Index following signature page.

(b)  Exhibits - See Exhibit Index following signature page.

(c)  Financial Statements Schedules - None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sound Financial, Inc.

Date: March 23, 2012	By:	/s/ Laura Lee Stewart
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

/s/ Laura Lee Stewart	/s/ Tyler K. Myers
Laura Lee Stewart, President and Director	Tyler K. Myers, Chairman of the Board
(Principal Executive Officer)	Date: March 23, 2012
Date: March 23, 2012

/s/ David S. Haddad, Jr.	/s/ Robert F. Carney
David S. Haddad, Jr., Director	Robert F. Carney, Director
Date: March 23, 2012	Date: March 23, 2012

/s/ Debra Jones	/s/ Milton L. McMullen
Debra Jones, Director	Milton L. McMullen, Director
Date: March 23, 2012	Date: March 23, 2012

/s/ Rogelio Riojas	/s/ James E. Sweeney
Rogelio Riojas, Director	James E. Sweeney, Director
Date: March 23, 2012	Date: March 23, 2012

/s/ Matthew P. Deines
Matthew P. Deines, Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: March 23, 2012

EXHIBIT INDEX
Exhibits:
2.0	Plan of Conversion and Reorganization (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 30, 2012 (File No. 000-52889))
3.1	Charter of Sound Financial, Inc. (incorporated herein by reference to the Registration Statement on Form SB-2 filed with the SEC on September 20, 2007 (File No. 333-146196))
3.2
Bylaws of Sound Financial, Inc. (incorporated herein by reference to Pre-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed with the SEC on September 20, 2007 (File No. 333-146196))

4.0
Form of Common Stock Certificate of Sound Financial, Inc. (incorporated herein by reference to Pre-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed with the SEC on September 20, 2007 (File No. 333-146196))

10.1
Employment Agreement by and between Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Registration Statement on Form SB-2 filed with the SEC on September 20, 2007 (File No. 333-146196))

10.2
Executive Long Term Compensation Agreement effective August 14, 2007 by and between Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Registration Statement on Form SB-2 filed with the SEC on September 20, 2007 (File No. 333-146196))

10.3
Amendment to Freeze Benefit Accruals Under the Executive Long Term Compensation Agreement effective August 14, 2007, by and between Sound Community Bank (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 5, 2012 (File No. 000-52889))

10.4
Supplemental Executive Long Term Compensation Agreement effective December 31, 2011 by and between Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 5, 2012 (File No. 000-52889))

10.5
Confidentiality, Non-Competition and Non-Solicitation Agreement  by and between Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Report on Form 8-K filed with the SEC on January 5, 2012 (File No. 000-52889))

10.6
Employment Agreement by and between Sound Community Bank and Matthew Deines (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on November 5, 2009 (File No. 000-52889))

10.7
Employment Agreement by and between Sound Community Bank and Matthew Moran (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on November 5, 2009 (File No. 000-52889))

10.8
Addendums to the Employment Agreements by and between Sound Community Bank and each of Matthew Deines and Matthew Moran (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 3, 2012 (File No. 000-52889))

10.9	Summary of Director Board Fee Arrangements (incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 31, 2011 (File No. 000-52889))
10.10	Sound Financial, Inc. 2008 Equity Incentive Plan (incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 31, 2009 (File No. 000-52889))
10.11
Forms of Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement and Restricted Stock Agreements under the 2008 Equity Incentive Plan (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 29, 2009 (File No. 000-52889))

10.12	Summary of Annual Bonus Plan (incorporated herein by reference to the Registration Statement on Form SB-2 filed with the SEC on September 20, 2007 (File No. 333-146196))
11	Statement re computation of per share earnings (See Note 13 of the Notes to Consolidated Financial Statements contained in Item 8, Part II of this Annual Report on Form 10-K.)
14	Code of Business Conduct and Ethics (incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 31, 2008 (File No. 000-52889))
21	Subsidiaries of Registrant (incorporated herein by reference to the Registration Statement on Form SB-2 filed with the SEC on September 20, 2007 (File No. 333-146196))
23	Consent of Moss Adams LLP
24	Power of Attorney (set forth on signature page)
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certification

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statement Form S-8 (No. 333-156089) of our report dated March 23, 2012, relating to the consolidated financial statements of Sound Financial, Inc. and Subsidiary appearing in this Annual Report (Form 10-K) for the year ended December 31, 2011.

/s/ Moss Adams LLP

Everett, Washington
March 23, 2012

EXHIBIT 31.1

CERTIFICATION

I, Laura Lee Stewart, certify that:

1.	I have reviewed this annual report on Form 10-K of Sound Financial, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting, which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  March 23, 2012                                                                By:         /s/  Laura Lee Stewart
   Laura Lee Stewart
   President and Chief Executive Officer
   (Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATION

I, Matthew P. Deines, certify that:

1.	I have reviewed this annual report on Form 10-K of Sound Financial, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting, which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  March 23, 2012                                                                By:         /s/  Matthew P. Deines
    Matthew P. Deines
                               Executive Vice President and Chief Financial Officer
    (Principal Financial and Accounting Officer)

EXHIBIT 32

SECTION 1350 CERTIFICATION

Each of the undersigned hereby certifies in his or her capacity as an officer of Sound Financial, Inc. (the “Registrant”) that the Annual Report of the Registrant on Form 10-K for the period ended December 31, 2011 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the consolidated financial condition of the Registrant at the end of such period and the results of operations of the Registrant for such period.

Date: March 23, 2012	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President and Chief Executive Officer

Date: March 23, 2012	By:	/s/ Matthew P. Deines
Matthew P. Deines
Executive Vice President and Chief Financial Officer