Form 10-Q
period 2012-03-31
Sound Financial, Inc.
filed 2012-05-15
CIK 1410087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 11, 2012, there were 2,960,045 shares of the registrant’s common stock outstanding.

SOUND FINANCIAL, INC.
FORM 10-Q

PART I                      FINANCIAL INFORMATION

Item 1                      Financial Statements

SOUND FINANCIAL, INC AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(Unaudited)
	MARCH 31,	DECEMBER 31,
	2012	2011
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$25,409	$17,031
Available-for-sale securities, at fair value	3,035	2,992
Federal Home Loan Bank stock, at cost	2,444	2,444
Loans held for sale	1,139	1,807
Loans	300,743	300,096
Less allowance for loan losses	(4,350)	(4,455)
Total loans, net	296,393	295,641

Accrued interest receivable	1,153	1,234
Premises and equipment, net	2,310	2,385
Bank-owned life insurance, net	7,047	6,981
Mortgage servicing rights, at fair value	2,791	2,437
Other real estate owned and repossessed assets, net	2,065	2,821
Other assets	4,911	3,967
Total assets	$348,697	$339,740

LIABILITIES
Deposits
Interest-bearing	275,523	269,421
Noninterest-bearing demand	32,253	30,576
Total deposits	307,776	299,997

Borrowings	8,346	8,506
Accrued interest payable	82	84
Other liabilities	2,448	2,149
Advance payments from borrowers for taxes and insurance	579	291
Total liabilities	319,231	311,027

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none outstanding	-	-
Common stock, $0.01 par value, 24,000,000 shares authorized, 2,960,045 issued and outstanding as of March 31, 2012 and December 31, 2011	30	30
Additional paid-in capital	11,973	11,939
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(693)	(693)
Retained earnings	18,641	18,096
Accumulated other comprehensive loss, net of tax	(485)	(659)
Total stockholders’ equity	29,466	28,713
Total liabilities and stockholders’ equity	$348,697	$339,740

See notes to condensed consolidated financial statements

                                                                                                                                                                                                                    SOUND FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income
 (Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2012	2011
	(Dollars in thousands, except per share amounts)
INTEREST INCOME
Loans, including fees	$4,508	$4,586
Interest and dividends on investments, cash and cash equivalents	55	62
Total interest income	4,563	4,648

INTEREST EXPENSE
Deposits	546	648
Borrowings	55	104
Total interest expense	601	752

NET INTEREST INCOME	3,962	3,896

PROVISION FOR LOAN LOSSES	1,500	825

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,462	3,071

NONINTEREST INCOME
Service charges and fee income	550	522
Earnings on cash surrender value of bank-owned life insurance	66	62
Mortgage servicing income	177	135
Fair value adjustment on mortgage servicing rights	384	(1)
Loss on sale of securities	-	(34)
Other-than-temporary impairment losses on securities	(91)	(39)
Gain on sale of loans	251	34
Total noninterest income	1,337	679

NONINTEREST EXPENSE
Salaries and benefits	1,283	1,466
Operations	582	669
Regulatory assessments	122	225
Occupancy	310	294
Data processing	242	239
Losses and expenses on other real estate owned and repossessed assets	469	139
Total noninterest expense	3,008	3,032

INCOME BEFORE PROVISION FOR INCOME TAXES	791	718

PROVISION FOR INCOME TAXES	245	222

NET INCOME	$546	$496

BASIC EARNINGS PER SHARE	$0.19	$0.17
DILUTED EARNINGS PER SHARE	$0.19	$0.17

See notes to condensed consolidated financial statements

                                                                                                                                                                                                               SOUND FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2012	2011
	(Dollars in thousands)
Net income	$546	$496
Other comprehensive income, net of tax
Unrealized holding gain, net of
taxes of $90 and $125 respectively	174	242
Reclassification adjustments for losses on
sales of securities, net of taxes of $0 and $12, respectively	-	22
Reclassification adjustments for other-than-temporary
impairment on securities, net of taxes of $31 and $13, respectively	60	26

Other comprehensive income	234	290

Comprehensive income	$780	$786

    See notes to condensed consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Stockholders’ Equity
For the Three Months Ended March 31, 2012
(unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
	(in thousands)
BALANCE, December 31, 2011	2,949	$30	$11,939	$(693)	$18,096	$(659)	$28,713

Net income					546		546

Net unrealized gain in fair value of available for sale securities, net of tax of $90		-	-	-	-	174	174

Restricted stock awards	11	-	-				-

Share-based compensation			33				33

BALANCE, March 31, 2012	2,960	$30	$11,972	$(693)	$18,642	$(485)	$29,466

See notes to condensed consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES	(Dollars in thousands)
Net income	$546	$496
Adjustments to reconcile net income to net cash from operating activities
Loss on sale of available for sale securities	-	34
Other-than-temporary impairment losses on securities	91	39
Provision for loan losses	1,500	825
Depreciation and amortization	90	99
Compensation expense related to stock options and restricted stock	33	33
Fair value adjustment on mortgage servicing rights	(384)	1
Additions to mortgage servicing rights	(185)	(148)
Amortization of mortgage servicing rights	215	201
Increase in cash surrender value of bank owned life insurance	(66)	(62)
Proceeds from sale of loans	21,132	14,869
Originations of loans held for sale	(20,213)	(14,012)
Loss on sale of other real estate owned and repossessed assets	255	45
Gain on sale of loans	(251)	(34)
(Decrease) increase in operating assets and liabilities
Accrued interest receivable	81	34
Other assets	(1,034)	928
Accrued interest payable	(2)	(26)
Other liabilities	299	(922)

Net cash provided by operating activities	2,107	2,400

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from principal payments, maturities and sales of available for sale securities	130	1,187
Net increase in loans	(2,735)	(3)
Improvements to OREO and other repossessed assets	(206)	(30)
Proceeds from sale of OREO and other repossessed assets	1,190	566
Purchases of premises and equipment	(15)	(13)

Net cash provided (used) by investing activities	(1,636)	1,707

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	7,779	(4,761)
Proceeds from borrowings	-	28,000
Repayment of borrowings	(160)	(30,861)
Net change in advances from borrowers for taxes and insurance	288	157

Net cash provided (used) by financing activities	7,907	(7,465)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,378	(3,358)

CASH AND CASH EQUIVALENTS, beginning of period	17,031	9,092

CASH AND CASH EQUIVALENTS, end of period	$25,409	$5,734

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$-	$220
Interest paid on deposits and borrowings	$603	$778
Net transfer of loans to other real estate owned	$483	$1,069

See notes to condensed consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statement (unaudited)

Note 1 – Basis of Presentation

The accompanying financial information is unaudited and has been prepared from the consolidated financial statements of Sound Financial, Inc. (“we,” “us,” “our,” “Sound Financial,” or the “Company”) and its wholly owned subsidiary, Sound Community Bank (the “Bank”).  These condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and do not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”) for a complete presentation of the Company's financial condition and results of operations.  These unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC.  In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements in accordance with GAAP.  The results for the interim periods are not necessarily indicative of results for a full year.  For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2011, included in the Company's Annual Report on Form 10-K.

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

In April 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The Update amends existing guidance regarding the highest and best use and valuation premise by clarifying these concepts are only applicable to measuring the fair value of nonfinancial assets.  The Update also clarifies that the fair value measurement of financial assets and financial liabilities which have offsetting market risks or counterparty credit risks that are managed on a portfolio basis, when several criteria are met, can be measured at the net risk position.  Additional disclosures about Level 3 fair value measurements are required including a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation process in place, and discussion of the sensitivity of fair value changes in unobservable inputs and interrelationships about those inputs as well disclosure of the level of the fair value of items that are not measured at fair value in the financial statements but disclosure of fair value is required. The provisions of ASU No. 2011-04 are effective for the Company’s reporting period beginning after December 15, 2011 and are applied prospectively.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statement (unaudited)

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income.  The Update amends current guidance to allow a company the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The provisions do not change the items that must be reported in other comprehensive income or when an item of other comprehensive must to reclassified to net income.  The amendments do not change the option for a company to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense (benefit) related to the total of other comprehensive income items.  The amendments do not affect how earnings per share is calculated or presented.  The provisions of ASU No. 2011-05 are effective for the Company’s reporting period beginning after December 15, 2011 and are applied retrospectively.  Early adoption was permitted and there are no required transition disclosures. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  The ASU defers indefinitely the requirement to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income.  The adoption of the ASUs did not have a material impact on the Company’s consolidated financial statements.

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

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3 – Investments

The amortized cost and fair value of our AFS securities and the corresponding amounts of gross unrealized gains and losses were as follows:

		Gross Unrealized
	Amortized Cost	Gains	Losses 1 Year or Less	Losses Greater Than 1 Year	Estimated Fair Value
March 31, 2012	(in thousands)
Agency mortgage-backed securities	$52	$6	$-	$-	$58
Non-agency mortgage-backed securities	3,718	-	-	(741)	$2,977
Total	$3,770	$6	$-	$(741)	$3,035

		Gross Unrealized
	Amortized Cost	Gains	Losses 1 Year or Less	Losses Greater Than 1 Year	Estimated Fair Value
December 31, 2011	(in thousands)
Agency mortgage-backed securities	$53	$6	$-	$-	$59
Non-agency mortgage-backed securities	3,939	-	-	(1,006)	2,933
Total	$3,992	$6	$-	$(1,006)	$2,992

The amortized cost and fair value of mortgage-backed securities by contractual maturity, at March 31, 2012, are shown below.  Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012
	Amortized Cost	Fair Value
	(in thousands)
Due after ten years	$3,770	$3,035

Securities with a carrying value of $58,000 at March 31, 2012 were pledged to secure Washington State Public Funds.  Additionally, the Company has letters of credit with a notional amount of $29.0 million to secure public deposits.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

Sales of available for sale securities were as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Proceeds	$-	$1,096
Gross gains	-	3
Gross losses	-	(37)

The following table summarizes the aggregate fair value and gross unrealized loss by length of time those investments have been continuously in an unrealized loss position:

	March 31, 2012
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Non-agency mortgage-backed securities	$-	$-	$2,977	$(741)	$2,977	$(741)
Total	$-	$-	$2,977	$(741)	$2,977	$(741)

	December 31, 2011
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Non-agency mortgage-backed securities	$-	$-	$2,933	$(1,006)	$2,933	$(1,006)
Total	$-	$-	$2,933	$(1,006)	$2,933	$(1,006)

The following table presents the cumulative roll forward of credit losses recognized in earnings relating to the Company’s non-U.S. agency mortgage backed securities:
	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Estimated credit losses, beginning balance	$256	$39
Additions for credit losses not previously recognized	91	-
Reduction for increases in cash flows	-	-
Reduction for realized losses	-	-
Estimated losses, ending balance	$347	$39

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

As of March 31, 2012, our securities portfolio consisted of two U.S. agency and five non-U.S. agency mortgage backed securities with a fair value of $3.0 million, of which, all five non-U.S. agency securities were in an unrealized loss position.  The unrealized losses were caused by changes in interest rates and market illiquidity causing a decline in the fair value subsequent to the purchase.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than par.  While management does not intend to sell the non-agency mortgage backed securities, and it is unlikely that the Company will be required to sell these securities before recovery of its amortized cost basis, management’s impairment evaluation indicates that certain securities possess qualitative and quantitative factors that suggest an other-than-temporary impairment (OTTI). These factors include, but are not limited to: the length of time and extent of the fair value declines, ratings agency down grades, the potential for an increased level of actual defaults, and the extension in duration of the securities. In addition to the qualitative factors, management’s evaluation includes an assessment of quantitative evidence that involves the use of cash flow modeling and present value calculations as determined by considering the applicable OTTI accounting guidance.  The Company compares the present value of the current estimated cash flows to the present value of the previously estimated cash flows.  Accordingly, if the present value of the current estimated cash flows is less than the present value of the previous period’s present value, an adverse change is considered to exist and the security is considered OTTI.  The associated “credit loss” is the amount by which the security’s amortized cost exceeds the present value of the current estimated cash flows.  Based upon the results of the cash flow modeling as of March 31, 2012, four securities reflected OTTI during the three month period ended March 31, 2012.  Estimating the expected cash flows and determining the present values of the cash flows involves the use of a variety of assumptions and complex modeling.  In developing its assumptions, the Company considers all available information relevant to the collectability of the applicable security, including information about past events, current conditions, and reasonable and supportable forecasts.  Furthermore, the Company asserts that the cash flows used in the determination of OTTI are its “best estimate” of cash flows.

The Company engages a third party to assist management with modeling cash flows.  The model includes each individual non-agency mortgage backed securities’ structural features.  The modeled cash flows are discounted and they incorporate additional projected defaults based upon risk analysis of the financial condition and performance. Utilizing the quantitative change in the net present value of the cash flows compared to the amortized cost of the security, the Company recognized additional credit losses of $91,000 in non-cash pre-tax impairment charges for the three months ended March 31, 2012.  Cumulative at March 31, 2012, the Company has recognized a total of $347,000 of OTTI on four of the five non-agency mortgage backed securities.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5 – Loans

The composition of the loan portfolio, including loans held for sale, is as follows:

	March 31 2012	December 31, 2011

	(in thousands)
Real Estate Loans:
One-to four- family	$98,600	$96,305
Home equity	38,654	39,656
Commercial and multifamily	105,313	106,016
Construction and land	18,226	17,805
Total real estate loans	260,793	259,782

Consumer loans:
Manufactured homes	17,994	18,444
Other consumer	10,267	10,920
Total consumer loans	28,261	29,364

Commercial business loans	13,291	13,163

Total loans	302,345	302,309
Deferred fees	(463)	(406)
Loans held for sale	(1,139)	(1,807)
Total loans, gross	300,743	300,096
Allowance for loan losses	(4,350)	(4,455)
Total loans, net	$296,393	$295,641

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2012:

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$869	$229	$62	$18	$170	7	115	-	$1,470
Ending balance: collectively evaluated for impairment	713	1,181	446	48	207	135	119	31	2,880
Ending balance	$1,582	$1,410	$508	$66	$377	$142	$234	$31	$4,350

Loans receivable:
Ending balance: individually evaluated for impairment	$9,507	$1,948	$2,259	$805	$904	$92	$971	$-	$16,486
Ending balance: collectively evaluated for impairment	89,093	36,706	103,054	17,421	17,090	10,175	12,320	-	$285,859
Ending balance	$98,600	$38,654	$105,313	$18,226	$17,994	$10,267	$13,291	$-	$302,345

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2011:

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$541	$447	$38	$37	$11	$48	$132	$-	$1,254
Ending balance: collectively evaluated for impairment	576	979	931	68	279	165	122	81	3,201
Ending balance	$1,117	$1,426	$969	$105	$290	$213	$254	$81	$4,455

Loans receivable:
Ending balance: individually evaluated for impairment	$8,260	$1,784	$2,003	$902	$122	$101	$447	$-	$13,619
Ending balance: collectively evaluated for impairment	88,045	37,872	104,013	16,903	18,322	10,819	12,716	-	288,690
Ending balance	$96,305	$39,656	$106,016	$17,805	$18,444	$10,920	$13,163	$-	$302,309

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the activity in loan losses for the three months ended March 31, 2012:

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
	(in thousands)
One-to four- family	$1,117	$(750)	$-	$1,215	$1,582
Home equity	1,426	(714)	2	697	1,410
Commercial and multifamily	969	-	-	(461)	508
Construction and land	105	(37)	-	(2)	66
Manufactured homes	290	(28)	1	114	377
Other consumer	213	(78)	7	2	142
Commercial business	254	(6)	-	(14)	234
Unallocated	81	-	-	(50)	31
	$4,455	$(1,613)	$10	$1,500	$4,350

The following table summarizes the activity in loan losses for the three months ended March 31, 2011:

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
	(in thousands)
One-to four- family	$909	$(242)	$10	$163	$840
Home equity	1,480	(432)	5	327	1,380
Commercial and multifamily	664	(70)	-	310	904
Construction and land	205	-	-	5	210
Manufactured homes	293	(101)	1	42	235
Other consumer	309	(30)	11	71	361
Commercial business	163	-	-	82	245
Unallocated	413	-	-	(172)	241
	$4,436	$(875)	$27	$828	$4,416

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

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

Early indicator loan grades are used to identify and track potential problem loans which do not rise to the levels described for substandard, doubtful or loss.  The grades for watch and special mention are assigned to loans which have been criticized based upon known characteristics such as periodic payment delinquency or stale financial information from the borrower and/or guarantors.  Loans identified as criticized (watch and special mention) or classified (substandard, doubtful or loss) are subject to monthly problem loan reporting.

The following table represents the internally assigned grades as of March 31, 2012 by type of loan:

	One-to four- family	Home equity	Commercial and multifamily	Commercial Business	Construction and land	Manufactured homes	Other consumer	Total
Grade:	(in thousands)
Pass	$75,775	$30,836	$99,497	$10,528	$16,714	$15,344	$8,978	$257,672
Watch	16,989	6,346	3,763	2,357	942	2,571	1,163	34,131
Special Mention	243	514	603	-	-	54	3	1,417
Substandard	5,593	958	1,450	406	570	25	123	9,125
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$98,600	$38,654	$105,313	$13,291	$18,226	$17,994	$10,267	$302,345

The following table represents the internally assigned grades as of December 31, 2011 by type of loan:

	One-to four- family	Home equity	Commercial and multifamily	Commercial Business	Construction and land	Manufactured homes	Other consumer	Total
Grade:	(in thousands)
Pass	$70,392	$31,943	$100,002	$10,331	$16,087	$16,062	$9,507	$254,324
Watch	18,088	6,138	4,048	2,385	778	2,260	1,312	35,009
Special Mention	1,505	183	-	11	-	-	4	1,703
Substandard	6,320	1,392	1,966	436	940	122	97	11,273
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$96,305	$39,656	$106,016	$13,163	$17,805	$18,444	$10,920	$302,309

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

The following table presents the recorded investment in nonaccrual loans as of March 31, 2012 and December 31, 2011 by type of loan:

	March 31, 2012	December 31, 2011
	(in thousands)
One- to four- family	$2,208	$3,124
Home equity	745	731
Commercial and multifamily	1,203	1,299
Construction and land	-	-
Other consumer	93	64
Total	$4,249	$5,218

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

The following table represents the aging of the recorded investment in past due loans as of March 31, 2012 by type of loan:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total Loans
	(in thousands)
One- to four- family	$3,378	$-	$2,123	$-	$5,501	$93,099	$98,600
Home equity	605	368	440	-	1,413	37,241	38,654
Commercial and multifamily	40	-	-	-	40	105,273	105,313
Construction and land	-	-	-	-	-	18,226	18,226
Manufactured homes	179	44	45	-	268	17,726	17,994
Other consumer	159	22	4	-	185	10,082	10,267
Commercial business	54	-	-	-	54	13,237	13,291
Total	$4,415	$434	$2,612	$-	$7,461	$294,884	$302,345

The following table represents the aging of the recorded investment in past due loans as of December 31, 2011 by type of loan:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total Loans
	(in thousands)
One- to four- family	$4,321	$935	$2,683	$-	$7,939	$88,366	$96,305
Home equity	583	176	683	-	1,442	38,214	39,656
Commercial and multifamily	-	-	-	-	-	106,016	106,016
Construction and land	-	123	80	-	203	17,602	17,805
Manufactured homes	327	7	-	-	334	18,110	18,444
Other consumer	172	3	-	-	175	10,745	10,920
Commercial business	669	-	-	-	669	12,494	13,163
Total	$6,072	$1,244	$3,446	$-	$10,762	$291,547	$302,309

Nonperforming Loans.  Loans are considered nonperforming when they are 90 days past due, placed on nonaccrual, or when they are past due troubled debt restructurings.

The following table represents the credit risk profile based on payment activity as of March 31, 2012 by type of loan:

	One- to four-family	Home equity	Commercial and multifamily	Commercial Business	Construction and land	Manufactured homes	Other consumer	Total
(in thousands)
Performing	$94,441	$37,359	$103,264	$13,170	$18,226	$17,994	$10,162	$294,616
Nonperforming	4,159	1,295	2,049	121	-	-	105	7,729
Total	$98,600	$38,654	$105,313	$13,291	$18,226	$17,994	$10,267	$302,345

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

The following table represents the credit risk profile based on payment activity as of December 31, 2011 by type of loan:

	One-to four- family	Home equity	Commercial and multifamily	Commercial Business	Construction and land	Manufactured homes	Other consumer	Total
(in thousands)

Performing	$91,904	$38,783	$104,797	$13,163	$17,725	$18,444	$10,856	$295,672
Nonperforming	4,401	873	1,219	-	80	-	64	6,637
Total	$96,305	$39,656	$106,016	$13,163	$17,805	$18,444	$10,920	$302,309

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

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents loans individually evaluated for impairment as of March 31, 2012 by type of loan:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:	(in thousands)
One-to four-family	$3,857	$4,117	$-
Home equity	656	797	-
Commercial and multifamily	1,834	1,834	-
Construction and land	726	726	-
Manufactured homes	72	72	-
Other consumer	28	69	-
Commercial business	825	825	-
Total	$7,998	$8,440	$-

With an allowance recorded:
One-to four-family	$5,650	$5,878	$869
Home equity	1,292	1,614	229
Commercial and multifamily	425	425	62
Construction and land	78	78	18
Manufactured homes	797	797	170
Other consumer	64	64	7
Commercial business	146	146	115
Total	$8,452	$9,002	$1,470

Totals:
One-to four- family	$9,507	$9,995	$869
Home equity	1,948	2,411	229
Commercial and multifamily	2,259	2,259	62
Construction and land	805	804	18
Manufactured homes	904	869	170
Other consumer	92	133	7
Commercial business	971	971	115
Total	$16,486	$17,442	$1,470

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents loans individually evaluated for impairment as of December 31, 2011 by type of loan:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:	(in thousands)
One-to four-family	$3,104	$3,104	$-
Home equity	773	773	-
Commercial and multifamily	1,784	1,784	-
Construction and land	779	785	-
Manufactured homes	-	-	-
Other consumer	14	55	-
Commercial business	233	233	-
Total	$6,687	$6,734	$-

With an allowance recorded:
One-to four-family	$5,156	$5,280	$541
Home equity	1,011	1,038	447
Commercial and multifamily	219	219	38
Construction and land	123	178	37
Manufactured homes	122	122	11
Other consumer	87	87	48
Commercial business	217	214	132
Total	$6,932	$7,138	$1,254

Totals:
One-to four-family	$8,260	$8,384	$541
Home equity	1,784	1,811	447
Commercial and multifamily	2,003	2,003	38
Construction and land	902	963	37
Manufactured homes	122	122	11
Other consumer	101	142	48
Commercial Business	447	447	132
Total	$13,619	$13,872	$1,254

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents loans individually evaluated for impairment as of March 31, 2012 and 2011 by type of loan:

	Three Months Ended
	March 31, 2012		March 31, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to four-family	$3,236	$43	$1,731	$6
Home equity	715	12	542	3
Commercial and multifamily	1,809	19	453	2
Construction and land	740	12	-	-
Manufactured homes	13	1	46	-
Other consumer	14	1	55	-
Commercial business	260	4	147	-
Total	$6,787	$92	$2,972	$11

With an allowance recorded:
One-to four-family	$3,867	$48	$4,135	$7
Home equity	885	14	1,069	3
Commercial and multifamily	322	2	3,074	32
Construction and land	62	1	-	-
Manufactured homes	116	15	72	1
Other consumer	57	1	35	-
Commercial business	180	1	131	3
Total	$5,489	$82	$8,516	$46

Totals:
One-to four-family	$7,103	$91	$5,866	$13
Home equity	1,600	26	1,611	6
Commercial and multifamily	2,131	21	3,527	34
Construction and land	802	13	-	-
Manufactured homes	129	16	118	1
Other consumer	71	2	90	-
Commercial Business	440	5	278	3
Total	$12,276	$174	$11,489	$57

Forgone interest on nonaccrual loans was $78,000 and $75,000 at March 31, 2012 and 2011, respectively.  There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual, TDR or impaired at March 31, 2012 and December 31, 2011.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

Troubled debt restructurings.  Loans classified as troubled debt restructurings totaled $9.1 million and $6.9 million at March 31, 2012 and December 31, 2011, respectively.  A troubled debt restructuring is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession of some kind.  The Company has granted a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:

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

Combination Modification:  Any other type of modification, including the use of multiple categories above.

The following table presents newly restructured loans by type of modification:

	Three Months Ended March 31, 2012
	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
	(in thousands, except for number of contracts)
One- to four- family	2	$-	$-	$-	$88	$88
Home equity	1	-	-	-	49	49
Commercial and multifamily	1	-	-	-	243	243
Construction and land	-	-	-	-	-	-
Manufactured homes	-	-	-	-	-	-
Other consumer	1	-	-	-	12	12
Commercial business	2	121	-	-	160	281
Total	7	$121	$		$$552	$673

There were no post-modification changes that were recorded as a result of the troubled debt restructurings for the year ended March 31, 2012.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

The following table represents all loans modified as troubled debt restructurings for which there was a payment default in the past 12 months ended March 30, 2012:

Quarter ended March 31, 2012
(in thousands)
One-to four-family	$2,749
Home equity	767
Manufactured homes	574
Other consumer	42
Commercial business	540
Total	$4,672

For the preceding table, a loan is considered in default when a payment is 30 days or more past due.  One of the one- to four- family first mortgages reached 90 days past due and therefore is on nonaccrual.

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

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5 – Fair Value Measurements

The following table presents estimated fair values of the Company’s financial instruments as of March 31, 2012 and December 31, 2011, whether or not recognized or recorded at fair value is summarized as follows:

	March 31, 2012		December 31, 2011
Description	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:	(in thousands)
Cash and cash equivalents	$25,409	$25,409	$17,031	$17,031
Available for sale securities	3,035	3,035	2,992	2,992
FHLB Stock	2,444	2,444	2,444	2,444
Loans held for sale	1,139	1,139	1,807	1,807
Loans, net	296,393	298,276	295,641	297,358
Accrued interest receivable	1,153	1,153	1,234	1,234
Bank owned life insurance, net	7,047	7,047	6,981	6,981
Mortgage servicing rights	2,791	2,791	2,437	2,437

Financial liabilities:
Non-maturity deposits	171,881	171,881	170,029	170,029
Time deposits	135,896	136,309	129,968	130,672
Borrowings	8,346	8,126	8,506	8,451
Accrued interest payable	82	82	84	84
Advance payments from borrowers for taxes and insurance	579	579	291	291

The following table presents information about the level in the fair value hierarchy for the Company’s assets and liabilities that are not measured at fair value as of March 31, 2012:

	Fair Value at March 31, 2012
Description	Total	Level 1	Level 2	Level 3
ASSETS	(in thousands)
Cash and cash equivalents	$25,409	$25,409	$-	$-
FHLB Stock	2,444	-	-	2,444
Loans held for sale	1,139	-	1,139	-
Loans, net	298,276	-	298,276	-
Accrued interest receivable	1,153	-	-	1,153
Bank owned life insurance, net	7,047	7,047	-	-

LIABILITIES
Non-maturity deposits	$171,881	$-	$-	$171,881
Time deposits	136,309	-	136,309	-
Accrued interest payable	82	-	-	82
Advance payments from borrowers for taxes and insurance	579	-	-	579

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

	Fair Value at March 31, 2012
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Agency Mortgage-backed Securities	$58	$-	$58	$-
Non-agency Mortgage-backed Securities	2,977	-	2,977	-
Mortgage Servicing Rights	2,791	-		2,791

	Fair Value at December 31, 2011
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Agency Mortgage-backed Securities	$59	$-	$59	$-
Non-agency Mortgage-backed Securities	2,933	-	2,933	-
Mortgage Servicing Rights	2,437	-	-	2,437

For the three months ended March 31, 2012, there were no transfers between Level 1 and Level 2 or between Level 2 and Level 3.

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at March 31, 2012:

Financial Instrument	Valuation Technique	Unobservable Inputs	Weighted Average
Mortgage Servicing Rights	Discounted cash flow	Prepayment Speed Assumption Discount rate	331.0% 9.0%

Generally, any significant increases in the constant prepayment rate and discount rate utilized in the fair value measurement of the mortgage servicing rights will result in a negative fair value adjustment (and decrease in the fair value measurement).  Conversely, a decrease in the constant prepayment rate and discount rate will result in a positive fair value adjustment (and increase in the fair value measurement).  An increase in the weighted average life assumptions will result in a decrease in the constant prepayment rate and conversely, a decrease in the weighted average life will result in an increase of the constant prepayment rate.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents information about the Company’s assets measured at fair value on a nonrecurring basis:

	Fair Value at March 31, 2012
	Total	Level 1	Level 2	Level 3
Description	(in thousands)
OREO and Repossessed Assets	$2,065	$-	$-	$2,065
Impaired Loans	16,537	-	-	16,537

	Fair Value at December 31, 2011
	Total	Level 1	Level 2	Level 3
Description	(in thousands)
OREO and Repossessed Assets	$2,821	$-	$-	$2,821
Impaired Loans	13,619	-	-	13,619

The following table presents the total losses resulting from fair value adjustments (in thousands):

Description	Year Ended March 31, 2011 Total Losses	Year Ended March 31, 2011 Total Losses
OREO and repossessed Assets	$469	$45
Impaired Loans	1,615	38

There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at March 31, 2012 or December 31, 2011.

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

Loans Held for Sale - Residential mortgage loans held for sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. At March 31, 2012, loans held for sale were carried at cost.

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

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2012 and 2011 (in thousands):

Mortgage Servicing Rights

Beginning balance as of January 1, 2012	$2,437
Servicing rights that result from transfers of financial assets	185
Changes in Fair Value(1)	384
Other(2)	(215)
Fair Value as of March 31, 2012	$2,791

Mortgage Servicing Rights

Beginning balance at January 1, 2011	$3,200
Servicing rights that result from transfers of financial assets	148
Changes in Fair Value(1)	(1)
Other(2)	(201)
Fair Value as of March 31, 2011	$3,148

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

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7 – Borrowings

The Company utilizes a loan agreement with the FHLB of Seattle. The terms of the agreement call for a blanket pledge of a portion of the Company’s mortgage and commercial and multifamily portfolio based on the outstanding balance. At March 31, 2012, the amount available to borrow under this agreement is approximately 35% of total assets, or up to $122.0 million subject to the availability of eligible collateral.  Based on eligible collateral, the total amount available under this agreement as of March 31, 2012 and December 31, 2011 was $90.3 million and $83.5 million, respectively.  The Company had outstanding borrowings under this arrangement of $8.3 million and $8.5 million at March 31, 2012 and December 31, 2011, respectively.  Additionally, the Company has outstanding letters of credit from the FHLB with a notional amount of $29.0 million and $24.0 million at March 31, 2012 and December 31, 2011, respectively, to secure public deposits.  The net remaining amounts available as of March 31, 2012 and December 31, 2011, were $52.9 million and $51.0 million, respectively.

The Company participates in the Federal Reserve Bank’s Borrower-in-Custody program, which gives the Company access to overnight borrowings from the discount window.  The terms of the program call for a pledge of specific assets.  The Company had unused borrowing capacity under this program of $10.3 million and $21.9 million at March 31, 2012 and December 31, 2011, respectively.  There were no outstanding borrowings at March 31, 2012 or December 31, 2011.

The Company has access to an unsecured line of credit from the Pacific Coast Banker’s Bank.  The line has a one-year term maturing on June 30, 2012 and is renewable annually.  As of March 31, 2012, the amount available under this line of credit is $2.0 million.  There was no outstanding balance on this line of credit as of March 31, 2012 and December 31, 2011.

Note 8 – Earnings Per Share

Earnings per share are summarized in the following table (all figures are in thousands except earnings per share):

	Three Months Ended March 31,
	2012	2011
Net income	$546	$496
Less net income attributable to participating securities(1)	9	8
Net income available to common shareholders	$537	$488

Weighted average number of shares outstanding, basic	2,886	2,921

Earnings per share, basic	$0.19	$0.17
Earnings per share, diluted	$0.19	$0.17

(1) Represents dividends paid and undistributed earnings allocated to nonvested restricted stock awards.

For the periods ended March 31, 2012 and 2011, all options were considered antidilutive and excluded in the calculation for earnings per share.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements(unaudited)

Note 9 – Stock-based Compensation

Stock Options and Restricted Stock

In 2008, the Board of Directors adopted and stockholders approved an Equity Incentive Plan (the “Plan”).  The Plan permits the grant of restricted stock units, stock options, and stock appreciation rights.  Under the Plan, 144,455 shares of common stock were approved for awards for stock options and stock appreciation rights and 57,782 shares of common stock were approved for awards for restricted stock and restricted stock units. Restricted stock and stock option awards generally vest in 20 percent annual increments commencing one year from the grant date. Options are exercisable for a period of 10 years from the date of grant, subject to vesting. The vesting date for options and restricted stock is accelerated in the event of the grantee’s death, disability or a change in control of the Company.

During the periods ended March 31, 2012 and 2011, share based compensation expense totaled $33,000 and $33,000, respectively, for both stock options and restricted stock. The tax benefit recognized in the consolidated statement of income for the periods ended March 31, 2012 and 2011 was $11,000 and $11,000, respectively. There was no cash received from exercise of options for the periods ended March 31, 2012 and 2011. There was no tax benefit realized for tax deductions from option exercises for the periods ended March 31, 2012 and 2011.
The following is a summary of the Company’s stock option plan awards during the period ended March 31, 2012:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at the beginning of the year	95,438	$7.93	6.83	$7,158
Granted	30,212	7.42	9.92	2,417
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2012	125,650	$7.81	7.57	$9,575
Exercisable	52,139	$7.93	7.57
Expected to vest, assuming a 0% forfeiture rate over the vesting term	125,650	$7.81	7.57

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

No options for shares of common stock remain available for grant under the Plan.

The fair value of each option award is estimated on the date of grant using a Black-Scholes model that uses the assumptions noted in the table below.  The dividend yield is based on the current quarterly dividend in effect at the time of the grant, adjusted for future expectations. The Company became a publicly held company in January 2008, so the amount of historical stock price information available is limited.  As a result, the Company elected to use a weighted-average of its peers’ historical stock prices, as well as the Company’s own historical stock prices to estimate volatility.  The Company bases the risk-free interest rate on the U.S. Treasury Constant Maturity Indices in effect on the date of the grant.  The Company elected to use the Staff Accounting Bulletin No. 110, “Share-Based Payments” permitted by the Securities and Exchange Commission to calculate the expected term.  This simplified method uses the vesting term of an option along with the contractual term, setting the expected life at a midpoint in between.

The fair value of options granted during 2012 were determined using the following weighted-average assumptions as of the grant date.

Annual dividend yield	2.00%
Expected volatility	30.00%
Risk-free interest rate	1.36%
Expected term	7.5 years
Weighted-average grant date fair value per option granted	$ 2.50

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

The following is a summary of the Company’s nonvested restricted stock awards for the period ended March 31, 2012:
Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share

Non-vested at January 1, 2012	25,972	$7.35
Granted	11,000	7.42
Vested	8,656	7.35
Forfeited	-	-
Non-vested at March 31, 2012	28,316	$7.38	$7.50

Expected to vest assuming a 0% forfeiture rate over the vesting term	28,316	$7.38	$7.50

The aggregate intrinsic value of the nonvested restricted stock awards as of March 31, 2012 was $212,000.

As of March 31, 2012, there was $241,000 of unrecognized compensation cost related to nonvested restricted stock awards granted under the Plan remaining.  The cost is expected to be recognized over the weighted-average vesting period of 3.11 years.

In November 2008, the Board of Directors authorized management to repurchase up to 57,782 shares of the Company’s outstanding stock over a twelve-month period in order to fund the restricted stock awards made under the Plan, of which 45,800 shares were repurchased.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

Employee Stock Ownership Plan

In January 2008, the ESOP borrowed $1,155,600 from the Company to purchase common stock of the Company.  The loan is being repaid principally by the Bank through contributions to the ESOP over a period of ten years.  The interest rate on the loan is fixed at 4.0% per annum.  As of March 31, 2012, the remaining balance of the ESOP loan was $751,000.  Neither the loan nor the related interest is reflected on the condensed consolidated financial statements.

At March 31, 2012, the ESOP was committed to release 11,556 shares of the Company’s common stock to participants and held 92,448 unallocated shares remaining to be released in future years.  The fair value of the 92,448 restricted shares held by the ESOP trust was $693,000 at March 31, 2012.  ESOP compensation expense included in salaries and benefits was $25,000 for the three month period ended March 31, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Sound Financial, Inc. (“Sound Financial”) is a federally chartered stock holding company and is subject to regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”).  Sound Financial was incorporated on January 8, 2008, as part of Sound Community Bank’s reorganization into the mutual holding company form of organization.  As part of the reorganization, Sound Community Bank (i) converted to a stock savings bank as the successor to Sound Community Bank in its mutual form (which was originally chartered as a credit union in 1953); (ii) organized Sound Financial, which owns 100% of the common stock of Sound Community Bank; and (iii) organized Sound Community MHC, which acquired 55.0% of the common stock of Sound Financial in the reorganization.  Sound MHC has no other activities or operations other than its ownership of Sound Financial. Sound Financial has no significant assets other than all of the outstanding shares of common stock of Sound Community Bank, its loan to our Employee Stock Ownership Plan and certain liquid assets.

On January 27, 2012, the boards of Sound Financial, Sound Community Bank and Sound Community MHC adopted a plan to reorganize into a full stock company and undertake a “second step” offering of new shares of common stock.  The reorganization and offering, which is subject to regulatory, shareholder and depositor approval, is expected to be completed during the third quarter of 2012.  As part of the reorganization, Sound Community Bank will become a wholly owned subsidiary of Sound Financial Bancorp, Inc., a newly formed Maryland stock corporation incorporated in March 2012.  Shares of common stock of Sound Financial, other than those held by Sound Community MHC, will be converted into shares of common stock in Sound Financial Bancorp, Inc. using an exchange ratio designed to preserve current stockholders’ (other than Sound Community MHC) percentage ownership interests in Sound Financial, Inc. Shares owned by Sound Community MHC will be retired, and new shares representing that ownership will be offered and sold to Sound Community Bank’s eligible depositors, Sound Community Bank’s tax-qualified employee benefit plans and members of the general public as set forth in the Plan of Conversion and Reorganization of Sound Community MHC.  The Plan of Conversion and Reorganization of Sound Community MHC was filed on January 30, 2012 with the SEC in a Current Report on Form 8-K.

Substantially all of Sound Financial’s business is conducted through Sound Community Bank, which is a federal savings bank subject to extensive regulation by the Office of the Comptroller of the Currency (“OCC”). Sound Community Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”).  At March 31, 2012, Sound Financial had total consolidated assets of $348.7 million, net loans of $296.4 million, deposits of $307.8 million and stockholders’ equity of $29.5 million. Shares of Sound Financial’s common stock are traded on the OTC Bulletin Board under the symbol “SNFL.” Our executive offices are located at 2005 5th Avenue – Suite 200, Seattle, Washington, 98121.

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

Our noninterest expenses consist primarily of salaries and employee benefits, expenses for occupancy, marketing and computer services and FDIC deposit insurance premiums.  Salaries and benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits.  Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease payments, property taxes, depreciation charges, maintenance and costs of utilities

Forward-Looking Statements

When used in this Form 10-Q the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “intends” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future performance.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including, among other things,

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

•
our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and expected cost savings and other benefits within the anticipated time frames or at all;

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

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider our critical accounting policies to be those related to our allowance for loan losses, mortgage serving rights, other real estate owned, and deferred tax asset accounts.  The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of the evaluation in accordance with U.S. generally accepted accounting principles.  It is management’s best estimate of probable incurred credit losses in our loan portfolio.  Our methodologies for analyzing the allowance for loan losses, mortgage servicing rights, other real estate owned and deferred tax asset accounts are described in our Form 10-K Annual Report for the year ended December 31, 2011.

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

General.  Total assets increased by $9.0 million, or 2.6%, to $348.7 million at March 31, 2012 from $339.7 million at December 31, 2011.  This increase was primarily the result of a $8.4 million, or 49.2% increase in cash and cash equivalents, a $944,000, or 23.8% increase in other assets and a $752,000, or 0.3% increase in our net loan portfolio offset partially by a $756,000, or 26.8% decrease in OREO and other repossessed assets and a $668,000, or 37.0% decrease in loans held for sale.  Our total liabilities increased by $8.2 million or 2.6% to $319.2 million at March 31, 2012 from $311.0 million at December 31, 2011.  This increase was primarily the result of a $7.8 million, or 2.6% increase in deposits, a $299,000, or 13.9% increase in other liabilities and a $288,000, or 99.0% increase in advance payments from borrowers.

Cash and Securities.  Cash, cash equivalents and our available-for-sale securities increased $8.4 million, or 42.1%, to $28.4 million at March 31, 2012.  Cash and cash equivalents increased by $8.4 million, or 49.2%, to $25.4 million at March 31, 2012, as increased deposits exceeded pay-downs on borrowed funds and net loan production.  Available-for-sale securities, which consist primarily of non-agency mortgage-backed securities, remained relatively unchanged, increasing by $43,000, or 1.4%, to $3.0 million at March 31, 2012.  This increase reflects improved market valuations on our portfolio which were offset by investment pay-downs and impairment charges on our non-agency mortgage-backed security portfolio.

At March 31, 2012, our available-for-sale securities portfolio consisted primarily of $3.0 million of non-agency mortgage-backed securities.  These securities present a higher credit risk than U.S. agency mortgage-backed securities, of which we had $58,000 at March 31, 2012.  In order to monitor the increased risk, management receives and reviews a credit surveillance report from a third party quarterly, which evaluates these securities based on a number of factors, including credit scores, loan-to-value ratios, geographic locations, delinquencies and loss histories of the underlying mortgage loans.  This analysis is prepared in order to project future losses based on various home price depreciation scenarios over a three-year horizon.  Based on these reports, management ascertains the appropriate value for these securities and, in the first quarter of 2012, recorded an impairment charge of $91,000 on four of these non-agency securities.  The current market environment significantly limits our ability to mitigate our exposure to value changes in these more risky securities by selling them, and we do not anticipate these conditions to change significantly in 2012.  Accordingly, if the market and economic environment impacting the loans supporting these securities continues to deteriorate, we could determine that additional impairment must be recorded on these securities, as well as on any other securities in our portfolio.  As a result, our future earnings, equity, regulatory capital and ongoing operations could be materially adversely affected.

Loans.  Our total loan portfolio, including loans held for sale, remained relatively unchanged, decreasing $21,000, or 0.01%, to $301.9 million at March 31, 2012.  Loans held for sale decreased from $1.8 million at December 31, 2011, to $1.1 million at March 31, 2012, reflecting the timing of origination and sales transactions late in first quarter of 2012, as compared to late 2011.

The most significant changes in our loan portfolio during the quarter included an increase of $2.3 million or 2.4% in our one-to four-family loans, and a $1.0 million or 2.5% decrease in home equity loans and lines of credit consistent with our emphasis on refinancing home equity loan balances into first position one-to four-family loans.  In addition, manufactured home loans decreased by $450,000 or 2.4% while other consumer loans decreased $653,000 or 6.0% between December 31, 2011 and March 31, 2012 primarily as a result of charge-offs and lower demand from creditworthy borrowers in the current economic environment.

The following table reflects the changes in the types of loans in our loan portfolio at March 31, 2012 as compared to the end of 2011:

	March 31, 2012	December 31, 2011	Amount Change	Percent Change
	(Dollars in thousands)
One-to-four family loans	$98,600	$96,305	$2,295	2.4%
Home equity	38,654	39,656	(1,002)	(2.5)
Commercial and multifamily	105,313	106,016	(703)	(0.7)
Construction and land	18,226	17,805	421	2.4
Manufactured homes	17,994	18,444	(450)	(2.4)
Other consumer	10,276	10,920	(644)	(5.9)
Commercial business	13,291	13,163	128	1.0
Total	$302,345	$302,309	$(36)	(0.0)%

Mortgage Servicing Rights.  At March 31, 2012, we had $2.8 million in mortgage servicing rights recorded at fair value compared to $2.4 million at December 31, 2011.  The increase during the period was the result of a higher market valuation on the portfolio and an increase in our originated servicing portfolio as of March 31, 2012 compared to December 31, 2011.

Nonperforming Assets.  At March 31, 2012, our nonperforming assets totaled $9.8 million, or 2.81% of total assets, compared to $9.5 million, or 2.78% of total assets at December 31, 2011.

Nonperforming loans to total loans increased to 2.57% of total loans at March 31, 2012 from 2.20% at December 31, 2011.  This increase reflects a $1.1 million increase in nonperforming loans primarily due to the addition of several one- to four- family loans that became nonperforming in the first quarter of 2012 and the continuing weak economy in our market area.

Our largest nonperforming loans at March 31, 2012 consisted of a $1.2 million commercial real estate loan, a $988,000 one-to four-family loan and a $686,000 one-to four-family loan.  We do not expect any material losses on these nonperforming assets in 2012 that have not been previously identified based on current appraisals and valuation estimates.

OREO and repossessed assets decreased during the first quarter of 2012 primarily due to the sale of an $873,000 commercial property as well as a $210,000 write down on an OREO property still in our possession as of March 31, 2012.  During the quarter, we repossessed four personal residences and three manufactured homes.  We sold two personal residences, one commercial property and three manufactured homes at an aggregate loss of $10,000.  Our largest OREO at March 31, 2012, consisted of a mobile home park with a recorded value of $1.0 million in Spanaway, Washington.  Our next two largest OREO properties were comprised of a $309,000 commercial property in Sequim, Washington and a $249,000 personal residence in Dayton, Washington.  We do not expect to experience a material loss on any of the OREO and repossessed assets in our possession at March 31, 2012 based on current appraisals and valuation estimates.

The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio at the dates indicated

	Nonperforming Assets
	March 31, 2012	December 31, 2011	Amount Change	Percent Change
	(Dollars in thousands)
Nonperforming loans(1):
One-to four- family	$4,159	$4,401	$(242)	(5.5)%
Home equity	1,135	873	262	30.0
Commercial and multifamily	1,806	1,219	587	48.2
Construction and land	-	80	(80)	(100.0)
Other consumer	105	64	41	64.1
Commercial business	524	-	524	NM
Total	$7,729	$6,637	$1,092	16.5%

OREO and repossessed assets:
One-to four- family	$592	$478	$114	23.8%
Commercial and multifamily	1,348	2,225	(877)	(39.4)%
Manufactured homes	125	118	7	5.9%
Total	$2,065	$2,821	$(756)	26.7%

Total nonperforming assets	$9,794	$9,458	$336	3.5%
Nonperforming assets as a percentage of total assets	2.80%	2.78%

Performing restructured loans:
One-to four- family	$3,563	$2,508	$1,055	42.1%
Home equity	620	812	(192)	(23.6)
Commercial and multifamily	178	785	(606)	(77.2)
Construction and land	78	-	78	NM
Manufactured homes	734	-	734	NM
Other consumer	51	4	47	1175.0
Commercial business	405	26	379	1457.7
Total	$5,630	$4,135	$1,495	36.2%
(1)	Nonperforming loans include $3.5 million and $2.8 million in nonperforming TDRs as of March 31, 2012 and December 31, 2011.

In addition to the non-performing assets set forth in the table above, as of March 31, 2012, there were $3.0 million in loans with respect to which known information about possible credit problems of the borrowers have caused management to have doubts as to the abilities of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonperforming asset categories.

Allowance for Loan Losses. The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of the evaluation in accordance with generally accepted accounting principles in the United States. It is our best estimate of probable incurred credit losses in our loan portfolio.

Our allowance for loan losses at March 31, 2012 was $4.3 million, or 1.45% of total loans receivable, compared to $4.5 million, or 1.47% of total loans receivable at December 31, 2011.  The $105,000, or 2.4% decrease in the allowance for loan losses reflects the $1.5 million provision for loan losses established during the first quarter of 2012 as a result of the increase in nonperforming loans and  charge-offs of $1.6 million during the quarter.

Specific loan loss reserves increased $216,000, while general loan loss reserves decreased by $321,000 at March 31, 2012 compared to December 31, 2011.  Net charge-offs for the three months ending March 31, 2012 were $1.6 million, or 2.14% of average loans on an annualized basis, compared to $802,000, or 1.06% of average loans for 2011.  The increase in net charge-offs was primarily due to the weak economic conditions in our market area.  As of March 31, 2012, the allowance for loan losses as a percentage of loans receivable and nonperforming loans was 1.45% and 56.28%, respectively, compared to 1.47% and 67.12%, respectively, at December 31, 2011.  Allowance for loan losses as a percentage of loans receivable decreased slightly due to the increase in charge-offs during the period.  The allowance for loan losses as a percentage of nonperforming loans decreased due to the increase in nonperforming loans.

The following table shows the adjustments in our allowance during the first three months of 2012 as compared to the same period in 2011:

	At and for the Period Ended March 31,
	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$4,455	$4,436
Charge-offs	(1,615)	(875)
Recoveries	10	30
Net charge-offs	(1,605)	(845)
Provisions charged to operations	1,500	825
Balance at end of period	$4,350	$4,416

Ratio of net charge-offs during the period to average loans outstanding during the period	2.14%	1.14%

Allowance as a percentage of non-performing loans	56.3	72.2%

Allowance as a percentage of total loans (end of period)	1.45%	1.49%

Deposits.  Total deposits increased by $7.8 million, or 2.6%, to $307.8 million at March 31, 2012 from $300.0 million at December 31, 2011.  During the first three months of 2012, public deposits increased $4.7 million, noninterest-bearing and interest-bearing checking accounts increased $1.4 million and $2.8 million, respectively.  These increases were offset by a $1.9 million decrease in consumer certificates of deposit.  Our noninterest-bearing and interest-bearing checking account increases were a result of our increased emphasis on attracting these and other low cost deposit accounts such as savings accounts.  Decreases in consumer certificates of deposit were due to the low interest rate environment as maturing certificates migrated to other account types or investments.

A summary of deposit accounts with the corresponding weighted average cost of funds is presented below

	As of March 31, 2012		As of December 31, 2011
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
	(Dollars in thousands)
Checking (noninterest)	$28,282	0.00%	$26,907	0.00%
NOW (interest)	25,141	0.08	22,332	0.09
Savings	23,446	0.06	22,092	0.10
Money Market	91,040	0.33	95,029	0.58
Certificates	135,896	1.33	129,968	1.53
Escrow	3,972	0.00	3,669	0.00
Total	$307,777	0.69%	$299,997	0.87%

Borrowings.  FHLB advances decreased $160,000, or 1.9%, to $8.3 million at March 31, 2012, with a weighted-average cost of 2.16%, from $8.5 million at December 31, 2011, with a weighted-average cost of 2.17%. We continue to utilize FHLB advances to fund interest-earning asset growth and/or enhance our interest rate risk management despite our strong deposit growth.  This reliance on borrowings, rather than deposits, may increase our overall cost of funds.  We decreased reliance on these borrowings during 2011 and the first quarter of 2012 as our deposit growth exceeded loan growth.

Stockholders’ Equity.  Total stockholders’ equity increased $753,000, or 2.6%, to $29.5 million at March 31, 2012, from $28.7 million at December 31, 2011.  This primarily reflects $546,000 in net income as well as increases in paid in capital and a decrease in accumulated other comprehensive loss.

Comparison of Results of Operation for the Three Months Ended March 31, 2012 and 2011

General. Net income increased $50,000 to $546,000 for the quarter ended March 31, 2012, compared to $496,000 for the quarter ended March 31, 2011. The primary reasons for this improvement were an increase in net interest income and non-interest income, partially offset by an increase in the provision for loan losses.

Interest Income. Interest income decreased by $85,000, or 1.8%, to $4.6 million for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011.  The decrease in interest income primarily reflected lower interest rates realized on our loan portfolio despite the increase in our average loan balances during the first quarter of 2012 as compared to the same period last year.

The weighted average yield on loans decreased from 6.18% for the quarter ended March 31, 2011, to 6.01% for the quarter ended March 31, 2012.  The decrease was primarily the result of the continued historically low interest rate environment and the competitive market for loans to well-qualified borrowers.  The decrease in the weighted average yield on loans, however, was tempered by the increase in commercial loans, which typically have higher yields, as a percentage of the entire loan portfolio.  The weighted average yield on investments was 7.48% for the quarter ended March 31, 2012 compared to 6.45% for the quarter ending March 31, 2011, reflecting sales of lower yielding non-agency mortgage-backed securities in 2011.

Interest Expense.  Interest expense decreased $151,000, or 20.1%, to $601,000 for the quarter ended March 31, 2012, from $752,000 for the quarter ended March 31, 2011.  This decrease reflects overall lower interest rates paid on deposits and FHLB advances notwithstanding an increase in the average balances of deposits during the period.  Our weighted average cost of interest-bearing liabilities was 0.86% for the quarter ended March 31, 2012, compared to 1.11% for the quarter ended March 31, 2011.

Interest paid on deposits decreased $102,000, or 15.8% to $546,000 for the quarter ended March 31, 2012, from $648,000 for the same period in 2011. This decrease resulted from a decrease in the weighted average cost of deposits, which was offset by a $24.9 million increase in the average balance of deposits outstanding for the period.  We experienced a 21 basis point decrease in the average rate paid on deposits during the quarter ended March 31, 2012 compared to same period in 2011.  This decrease in average rates was a result of the re-pricing of matured certificates of deposit, most of which we were able to retain at significantly lower rates, as well as lower interest rates paid on existing savings, interest-bearing checking and money market accounts and our emphasis on attracting lower-cost core deposits.

Interest expense on borrowings decreased $49,000, or 47.1%, to $55,000 for the quarter ended March 31, 2012 from $104,000 for the quarter ended March 31, 2011.  The decrease resulted primarily from a $13.0 million decrease in the average balance of borrowings outstanding.  We experienced a 67 basis point increase in our average cost of borrowings from 1.95% during the quarter ended March 31, 2011 compared to 2.62% during the quarter ended March 31, 2012.  This increase in our average cost was a result of the maturity of lower cost borrowings and a payoff of overnight borrowings which had a lower cost than our term borrowings in 2011.

Net Interest Income.  Net interest income increased $66,000, or 1.7% to $4.0 million for the quarter ended March 31, 2012, from $3.9 million for the quarter ended March 31, 2011.  The increase in net interest income for the 2012 period primarily resulted from lower rates paid on deposits and lower outstanding borrowings during the first quarter of 2012 compared to the first quarter of 2011. Our net interest margin was 5.23% for the quarter ended March 31, 2012, compared to 5.18% for the quarter ended March 31, 2011.

Provision for Loan Losses.  A provision for loan losses of $1.5 million was made during the quarter ended March 31, 2012, compared to a provision for loan losses of $825,000 during the quarter ended March 31, 2011.  The increase in the provision for loan losses reflects increases in our net charge-offs and nonperforming loans.  We believe that higher than historical levels of nonperforming assets and charge-offs will continue until the housing market, unemployment, and general economic market conditions further recover in our market area.

For the quarter ended March 31, 2012, the annualized percentage of net charge-offs to average loans increased 100 basis points to 2.14% from 1.14% for the quarter ended March 31, 2011.  The ratio of nonperforming loans to total loans increased from 2.06% at March 31, 2011 to 2.57% at March 31, 2012.

Noninterest Income.  Noninterest income increased $658,000, or 96.9%, to $1.3 million during the quarter ended March 31, 2012, compared to $679,000 during the quarter ended March 31, 2011.  This increase was primarily as the result of a higher fair value adjustment on mortgage servicing rights and higher gains on the sale of one-to-four family loans on the secondary market. Also, mortgage servicing income increased as the result of a deceleration of the amortization of acquired and capitalized mortgage servicing rights.  The fair value adjustment on mortgage servicing rights was also positively impacted by the interest rate environment, as rates increased during the quarter and prepayment speeds slowed, which directly impacts the market value.  The gain on sale of loans increased as the result of more originated and sold loans to Fannie Mae during the first quarter of 2012 compared to the first quarter of 2011.

A summary of the changes in noninterest income is presented in the table below:

	Quarter Ended March 31,
	2012	2011	Amount Change	Percent Change
	(Dollars in thousands)
Service charges and fee income	$550	$522	$28	5.3%
Earnings on cash surrender value of bank owned life insurance	66	62	4	6.5
Mortgage servicing income	177	135	42	31.1
Fair value adjustment on mortgage servicing rights	384	(1)	385	385.0
Loss on sale of securities	-	(34)	34	100.0
Other-than-temporary impairment losses	(91)	(39)	(52)	(133.3)
Gain on sale of loans	251	34	217	638.2
Total	$1,337	$679	$658	96.9%

Noninterest Expense.  Noninterest expense remained relatively unchanged, decreasing $24,000, or 0.8%, to $3.0 million for both quarters ended March 31, 2012 and 2011, respectively.  Salaries and benefits expense decreased by $183,000 for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011 due to lower payroll costs as we continue to manage our staffing levels.  This reduction in personnel also decreased our medical and retirement costs in the 2012 period compared to the 2011 period.  Operations expense decreased $87,000 during the during the first quarter of 2012 compared to the same period in 2011 as the result of lower third party vendor expense  compared to the same period last year.  This decrease was due to our continuing emphasis on expense control.  Regulatory assessments were $103,000 lower during the 2012 first quarter as compared to the first quarter of last year due to a decrease in FDIC insurance assessments as a result of a decrease in the FDIC’s assessment rate as well as a change in the assessment base calculation.  Losses and expenses on OREO and repossessed assets increased by $330,000 during the first quarter of 2012 compared to the first quarter of 2011 due to higher carrying costs and write downs on OREO properties.

A summary of the changes in noninterest expense is presented in the table below:

	Quarter Ended March 31,
	2012	2011	Amount Change	Percent Change
	(Dollar amounts in thousands)
Salaries and benefits	$1,283	$1,466	$(183)	(12.5)%
Operations	582	669	(87)	(13.0)
Regulatory assessments	122	225	(103)	(45.8)
Occupancy	310	294	16	5.4
Data processing	242	239	3	1.3
Losses and expenses on sale of OREO and repossessed assets	469	139	330	237.4
Total	$3,008	$3,032	$(24)	(0.8)%

Income Tax Expense.  For the quarter ended March 31, 2012, we had income tax expense of $245,000 on our pre-tax income as compared to $222,000 for the quarter ended March 31, 2011.  The effective tax rates for the quarters ended March 31, 2012 and 2011 were 31.0% and 30.9%, respectively.

Liquidity

The Management Discussion and Analysis in Item 7 of the Company’s Form 10-K Annual Report filed with the SEC on March 31, 2012 contains an overview of the Company’s and the Bank’s liquidity management, sources of liquidity and cash flows.  This discussion updates that disclosure for the three months ended March 31, 2012.

At March 31, 2012, the Bank had $28.4 million in cash and investment securities available for sale and $1.1 million in loans held for sale generally available for its cash needs.  Also, based on existing collateral pledged, the Bank had the ability to borrow an additional $52.9 million in Federal Home Loan Bank advances, $10.3 million through the Federal Reserve’s Discount Window and $2.0 million through Pacific Coast Banker’s Bank.  The Bank uses these sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At March 31, 2012, outstanding loan commitments, including unused lines and letters of credit totaled $42.1 million.  Certificates of deposit scheduled to mature in one year or less at March 31, 2012, totaled $59.2 million.  Based on our competitive pricing, we believe that a majority of maturing deposits will remain with the Bank.

As a separate legal entity from the Bank, the Company must provide for its own liquidity.  At March 31, 2012, the Company, on an unconsolidated basis, had $344,000 in cash, interest-bearing deposits and liquid investments generally available for its cash needs.  The Company’s principal source of liquidity is dividends from the Bank.

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

A summary of our off-balance sheet loan commitments at September 30, 2011, is as follows:

Off-balance sheet loan commitments
(in thousands)
Commitments to make loans	$9,740
Undisbursed portion of loans closed	4,661
Unused lines of credit	27,089
Irrevocable letters of credit	578
Total loan commitments	$42,068

Capital

Sound Community Bank is subject to minimum capital requirements imposed by regulations of the OCC. Based on its capital levels at March 31, 2012, Sound Community Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for Sound Community Bank to maintain a “well-capitalized” status under the regulatory capital categories of the OCC.  Based on capital levels at March 31, 2012, Sound Community Bank was considered to be well-capitalized.  Management monitors the capital levels to provide for current and future business opportunities and to maintain Sound Community Bank’s “well-capitalized” status.

The following table shows the capital ratios of Sound Community Bank at March 31, 2012 (dollars in thousands):

	Actual		Minimum Capital Requirements				Minimum Required to Be Well-Capitalized Under Prompt
	Amount	Ratio	Amount		Ratio		Amount		Ratio
Tier 1 Capital to total adjusted assets(1)	$28,650	8.24%	$13,910	≥	4.00%		17,388	≥	5.00%
Tier 1 Capital to risk-weighted assets(2)	$28,650	10.87%	$10,542	≥	4.00	%(3)	15,812	≥	6.00%
Total Capital to risk-weighted assets(2)	$31,948	12.12%	$21,083	≥	8.00%		26,354	≥	10.00%

(1)	Based on total adjusted assets of $347.8 million.
(2)	Based on risk-weighted assets of $263.5 million.
(3)	The Tier 1 risk-based capital requirement for a well-capitalized institution is 6% of risk-weighted assets.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company and is not required to provide this disclosure.

The Company provided information about market risk in Item 7A of its Form 10-K Annual Report filed with the SEC on March 31, 2012.  There have been no material changes in our market risk since our December 31, 2011 Form 10-K.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act")), as of March 31, 2012, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

(b)	Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2               Unregistered Sales of Equity Securities and use of Proceeds

Nothing to report.

Item 3               Defaults Upon Senior Securities

Nothing to report.

Item 4              Mine Safety Disclosures

Nothing to report.

Item 5.               Other Information

Nothing to report.

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

10.12	Summary of Annual Bonus Plan (incorporated herein by reference to the Registration Statement on Form SB-2 filed with the SEC on September 20, 2007 (File No. 333-146196))
11	Statement re computation of per share earnings (See Note 8 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.)
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certification
101	Interactive Data Files*
¯         In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those section.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SOUND FINANICAL, INC.

Date: May 15, 2012	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President and Chief Executive Officer

Date: May 15, 2012	By:	/s/ Matthew P. Deines
Matthew P. Deines
Executive Vice President and Chief Financial Officer