Form 10-Q/A
period 2012-03-31
Sound Financial, Inc.
filed 2012-05-25
CIK 1410087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This amendement (Form 10-Q/A) is being provided for the sole purpose of furnishing Exhibits 31.1 - Rule 13a-14(a) Certification of Chief Executive Officer, 31.2 - Rule 13a-14(a) - Certification of Chief Financial Officer, Principal Financial and Accounting Principal and 32 - Section 1350 Certification, which should have been filed with our Form 10-Q for the period ended March 31, 2012 as filed on May 15, 2012.  As a result of a technical error, the Exhibits 31.1, 31.2 and 32 were inadvertantly omitted from the Form 10-Q.

No other changes have been made to the Form 10-Q.  This Form 10-Q/A does not reflect events that may have occurred subsequent to the original filing date and does not modify or update any related disclosures made in the Form 10-Q.

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

                                   SOUND FINANICAL, INC.

Date: May 25, 2012	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President and Chief Executive Officer

Date: May 25, 2012	By:	/s/ Matthew P. Deines
Matthew P. Deines
Executive Vice President and Chief Financial Officer