Form 10-Q
period 2012-06-30
Sound Financial, Inc.
filed 2012-08-14
CIK 1410087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 13, 2012, there were 2,960,045 shares of the registrant’s common stock outstanding.

SOUND FINANCIAL, INC.
FORM 10-Q

PART I    FINANCIAL INFORMATION

Item 1.      Financial Statements

SOUND FINANCIAL, INC AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(Unaudited)
	June 30,	December 31,
	2012	2011
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$19,400	$17,031
Available-for-sale securities, at fair value	9,033	2,992
Federal Home Loan Bank stock, at cost	2,444	2,444
Loans held for sale	1,053	1,807
Loans	306,394	300,096
Less allowance for loan losses	(4,449)	(4,455)
Total loans, net	301,945	295,641

Accrued interest receivable	1,234	1,234
Bank-owned life insurance, net	7,099	6,981
Mortgage servicing rights, at fair value	2,558	2,437
Other real estate owned and repossessed assets, net	2,839	2,821
Premises and equipment, net	2,233	2,385
Other assets	5,234	3,967
Total assets	$355,072	$339,740

LIABILITIES
Deposits
Interest-bearing	277,607	269,421
Noninterest-bearing demand	36,122	30,576
Total deposits	313,729	299,997

Borrowings	8,185	8,506
Accrued interest payable	78	84
Other liabilities	2,778	2,149
Advance payments from borrowers for taxes and insurance	260	291
Total liabilities	325,030	311,027

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none outstanding	-	-
Common stock, $0.01 par value, 24,000,000 shares authorized, 2,960,045 and 2,949,045 issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	30	30
Additional paid-in capital	12,005	11,939
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(693)	(693)
Retained earnings	19,235	18,096
Accumulated other comprehensive loss, net of tax	(535)	(659)
Total stockholders’ equity	30,042	28,713
Total liabilities and stockholders’ equity	$355,072	$339,740

See notes to condensed consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share amounts)
INTEREST INCOME
Loans, including fees	$4,514	$4,645	$9,022	$9,232
Interest and dividends on investments, cash and cash equivalents	84	56	139	118
Total interest income	4,598	4,701	9,161	9,350

INTEREST EXPENSE
Deposits	531	618	1,076	1,266
Borrowings	57	65	112	169
Total interest expense	588	683	1,188	1,435

NET INTEREST INCOME	4,010	4,018	7,973	7,915

PROVISION FOR LOAN LOSSES	1,100	1,225	2,600	2,050

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,910	2,793	5,373	5,865

NONINTEREST INCOME
Service charges and fee income	513	476	1,064	999
Earnings on cash surrender value of bank-owned life insurance	52	66	118	128
Mortgage servicing income	21	123	199	207
Fair value adjustment on mortgage servicing rights	(76)	208	308	257
Loss on sale of securities	-	-	-	(34)
Other-than-temporary impairment losses on securities	(32)	-	(124)	(39)
Loss on sale of assets	-	(80)	-	(80)
Gain on sale of loans	308	102	559	137
Total noninterest income	786	895	2,124	1,575

NONINTEREST EXPENSE
Salaries and benefits	1,423	1,287	2,705	2,753
Operations	728	598	1,310	1,266
Regulatory assessments	99	125	221	351
Occupancy	294	253	604	548
Data processing	262	228	505	467
Losses and expenses on other real estate owned and repossessed assets	22	545	492	684
Total noninterest expense	2,828	3,036	5,837	6,069

INCOME BEFORE PROVISION FOR INCOME TAXES	868	652	1,660	1,371

PROVISION FOR INCOME TAXES	275	198	520	421

NET INCOME	$593	$454	$1,139	$950

BASIC EARNINGS PER SHARE	$0.20	$0.16	$0.39	$0.33
DILUTED EARNINGS PER SHARE	$0.20	$0.16	$0.39	$0.33

See notes to condensed consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of ComprehensiveIncome
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income	$593	$454	$1,139	$950
Other comprehensive income, net of tax
Unrealized holding gain on available for sale securities, net of
taxes (benefit) of $(17), $(63), $22 and $5, respectively	(33)	(121)	42	10
Reclassification adjustments for realized losses on
sales of securities, net of taxes of $0, $0, $0 and $12, respectively	-	-	-	22
Reclassification adjustments for other-than-temporary
impairment on securities, net of taxes of $11, $0, $42 and $13, respectively	21	-	82	26

Other comprehensive income	$(12)	$(121)	$124	$58

Comprehensive income (loss)	$581	$333	$1,263	$1,008

See notes to condensed consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Stockholders’ Equity
For the Six Months Ended June 30, 2012 and 2011
(unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
	(in thousands)
BALANCE, December 31, 2010	2,954	$30	$11,808	$(809)	$16,545	$(671)	$26,903

Net income					950		950

Other comprehensive income, net of tax						58	58

Share-based compensation			66				66

BALANCE, June 30, 2011	2,954	$30	$11,874	$(809)	$17,495	$(613)	$27,977

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
	(in thousands)
BALANCE, December 31, 2011	2,949	$30	$11,939	$(693)	$18,096	$(659)	$28,713

Net income					1,139		1,139

Other comprehensive income, net of tax						124	124

Restricted stock awards	11						-

Share-based compensation			66				66

BALANCE, June 30, 2012	2,960	$30	$12,005	$(693)	$19,235	$(535)	$30,042

See notes to condensed consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,139	$950
Adjustments to reconcile net income to net cash from operating activities
Accretion of net premium on investments	(9)	-
Loss on sale of available for sale securities	-	34
Other-than-temporary impairment losses on securities	124	39
Provision for loan losses	2,600	2,050
Depreciation and amortization	180	196
Compensation expense related to stock options and restricted stock	66	66
Fair value adjustment on mortgage servicing rights	(308)	(257)
Additions to mortgage servicing rights	(328)	(216)
Amortization of mortgage servicing rights	515	399
Increase in cash surrender value of bank owned life insurance	(118)	(128)
Proceeds from sale of loans	33,046	22,841
Originations of loans held for sale	(31,733)	(22,194)
Loss on sale of other real estate owned and repossessed assets	169	395
Loss on sale of fixed assets	-	80
Gain on sale of loans	(559)	(137)
Change in operating assets and liabilities
Accrued interest receivable	-	41
Other assets	(1,331)	759
Accrued interest payable	(6)	(45)
Other liabilities	629	(1,241)

Net cash provided by operating activities	4,076	3,632

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from principal payments, maturities and sales of available for sale securities	263	1,263
Purchase of available for sale securities	(6,231)	-
Net increase in loans	(10,583)	(4,246)
Improvements to other real estate owned (“OREO”) and other repossessed assets	(358)	(30)
Proceeds from sale of OREO and other repossessed assets	1,850	1,474
Purchases of premises and equipment	(28)	702

Net cash used by investing activities	(15,087)	(837)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	13,732	9,142
Proceeds from borrowings	-	51,700
Repayment of borrowings	(321)	(57,721)
Net change in advances from borrowers for taxes and insurance	(31)	(74)

Net cash provided by financing activities	13,380	3,047

INCREASE IN CASH AND CASH EQUIVALENTS	2,369	5,842

CASH AND CASH EQUIVALENTS, beginning of period	17,031	9,092

CASH AND CASH EQUIVALENTS, end of period	$19,400	$14,934

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$75	$1,125
Interest paid on deposits and borrowings	$1,194	$1,480
Net transfer of loans to other real estate owned	$1,679	$2,791
See notes to condensed consolidated financial statements

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statement (unaudited)

Note 1 – Basis of Presentation

The accompanying financial information is unaudited and has been prepared from the consolidated financial statements of Sound Financial, Inc. (“we,” “us,” “our,” “Sound Financial,” or the “Company”) and its wholly owned subsidiary, Sound Community Bank (the “Bank”).  These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”).  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.  These unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC.  The results for the interim periods are not necessarily indicative of results for a full year.  For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2011, included in the Company's Annual Report on Form 10-K.

Certain amounts in the prior quarters’ financial statements have been reclassified to conform to the current presentation.  These classifications do not have an impact on previously reported net income, retained earnings or earnings per share.

Note 2 – Accounting Pronouncements Recently Issued or Adopted

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements.  The ASU amends existing guidance to remove from the assessment of effective control, the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and, as well, the collateral maintenance implementation guidance related to that criterion.  ASU No. 2011-03 is effective for the Company’s reporting period beginning on or after December 15, 2011.  The guidance applies prospectively to transactions or modification of existing transactions that occur on or after the effective date and early adoption is not permitted.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The ASU amends existing guidance regarding the highest and best use and valuation premise by clarifying these concepts are only applicable to measuring the fair value of nonfinancial assets.  The ASU also clarifies that the fair value measurement of financial assets and financial liabilities which have offsetting market risks or counterparty credit risks that are managed on a portfolio basis, when several criteria are met, can be measured at the net risk position.  Additional disclosures about Level 3 fair value measurements are required including a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation process in place, and discussion of the sensitivity of fair value changes in unobservable inputs and interrelationships about those inputs as well disclosure of the level of the fair value of items that are not measured at fair value in the financial statements but disclosure of fair value is required. The provisions of ASU No. 2011-04 are effective for the Company’s reporting period beginning after December 15, 2011 and are applied prospectively.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statement (unaudited)

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income.  The ASU amends current guidance to allow a company the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The provisions do not change the items that must be reported in other comprehensive income or when an item of other comprehensive must to reclassified to net income.  The amendments do not change the option for a company to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense (benefit) related to the total of other comprehensive income items.  The amendments do not affect how earnings per share is calculated or presented.  The provisions of ASU No. 2011-05 are effective for the Company’s reporting period beginning after December 15, 2011 and are applied retrospectively.  Early adoption was permitted and there are no required transition disclosures. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  The ASU defers indefinitely the requirement to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income.  The adoption of the ASUs did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment.  With the ASU, a company testing goodwill for impairment now has the option of performing a qualitative assessment before calculating the fair value of the reporting unit (the first step of goodwill impairment test).  If, on the basis of qualitative factors, the fair value of the reporting unit is more likely than not greater than the carrying amount, a quantitative calculation would not be needed.  Additionally, new examples of events and circumstances that an entity should consider in performing its qualitative assessment about whether to proceed to the first step of the goodwill impairment have been made to the guidance and replace the previous guidance for triggering events for interim impairment assessment.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities.  The ASU requires an entity to offset, and present as a single net amount, a recognized eligible asset and a recognized eligible liability when it has an unconditional and legally enforceable right of setoff and intends either to settle the asset and liability on a net basis or to realize the asset and settle the liability simultaneously.  The ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013.  The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s consolidated financial statements.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statement (unaudited)

In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05 (“ASU 2011-12”). This ASU defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 was issued in order to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, the Company will continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before the issuance of ASU 2011-05. ASU 2011-12 was effective for the Company’s financial statements for annual and interim periods beginning after December 31, 2011, and was applied prospectively. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU No. 2011-02, Testing Indefinite-Lived Intangible Assets for Impairment.  With the ASU, a company testing indefinite-lived intangibles for impairment now has the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired.  If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action.  However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with current guidance.  An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test.  An entity will be able to resume performing the qualitative assessment in any subsequent period.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after September 15, 2012.  The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s consolidated financial statements.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3 – Investments

The amortized cost and fair value of our available for sale securities and the corresponding amounts of gross unrealized gains and losses were as follows:

		Gross Unrealized
	Amortized Cost	Gains	Losses 1 Year or Less	Losses Greater Than 1 Year	Estimated Fair Value
June 30, 2012	(in thousands)
Agency mortgage-backed securities	$6,273	$6	$(47)	$-	$6,232
Non-agency mortgage-backed securities	3,571	-	-	(770)	2,801
Total	$9,844	$6	$(47)	$(770)	$9,033

		Gross Unrealized
	Amortized Cost	Gains	Losses 1 Year or Less	Losses Greater Than 1 Year	Estimated Fair Value
December 31, 2011	(in thousands)
Agency mortgage-backed securities	$53	$6	$-	$-	$59
Non-agency mortgage-backed securities	3,939	-	-	(1,006)	2,933
Total	$3,992	$6	$-	$(1,006)	$2,992

The amortized cost and fair value of mortgage-backed securities by contractual maturity, at June 30, 2012, are shown below.  Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2012
	Amortized Cost	Fair Value
	(in thousands)
Due after ten years	$9,844	$9,033

Securities with a carrying value of $58,000 at June 30, 2012 were pledged to secure Washington State Public Funds.  Additionally, the Company has letters of credit with a notional amount of $31.5 million to secure public deposits.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

Sales of available for sale securities were as follows:

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Proceeds	$-	$1,118
Gross gains	-	3
Gross losses	-	(37)

The following table summarizes the aggregate fair value and gross unrealized loss by length of time those investments have been continuously in an unrealized loss position:

	June 30, 2012
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Agency mortgage-backed securities	$6,174	$(47)	$-	$-	$6,174	$(47)
Non-agency mortgage-backed securities	-	-	2,801	(770)	2,801	(770)
Total	$6,174	$(47)	$2,801	$(770)	$8,975	$(817)

	December 31, 2011
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Non-agency mortgage-backed securities	$-	$-	$2,933	$(1,006)	$2,933	$(1,006)
Total	$-	$-	$2,933	$(1,006)	$2,933	$(1,006)

The following table presents the cumulative roll forward of credit losses recognized in earnings relating to the Company’s non-U.S. agency mortgage backed securities:
	Six Months Ended
	June 30,
	2012	2011
	(in thousands)
Estimated credit losses, beginning balance	$347	$160
Additions for credit losses not previously recognized	124	39
Reduction for increases in cash flows	-	-
Reduction for realized losses	-	-
Estimated losses, ending balance	$471	$199

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

As of June 30, 2012, our securities portfolio consisted of six U.S. agency and five non-U.S. agency mortgage backed securities with a fair value of $9.0 million, of which all five non-U.S. agency securities and four U.S. agency securities were in an unrealized loss position.  The unrealized losses were primarily caused by changes in interest rates and a lack of market liquidity causing a decline in the fair value subsequent to the purchase.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than par.  While management does not intend to sell the securities, and it is unlikely that the Company will be required to sell these securities before recovery of its amortized cost basis, management’s impairment evaluation indicates that certain securities possess qualitative and quantitative factors that suggest an other-than-temporary impairment (OTTI).  These factors include, but are not limited to: the length of time and extent of the fair value declines, ratings agency down grades, the potential for an increased level of actual defaults, and the extension in duration of the securities. In addition to the qualitative factors, management’s evaluation includes an assessment of quantitative evidence that involves the use of cash flow modeling and present value calculations as determined by considering the applicable OTTI accounting guidance.  The Company compares the present value of the current estimated cash flows to the present value of the previously estimated cash flows.  Accordingly, if the present value of the current estimated cash flows is less than the present value of the previous period’s present value, an adverse change is considered to exist and the security is considered OTTI.  The associated “credit loss” is the amount by which the security’s amortized cost exceeds the present value of the current estimated cash flows.  Based upon the results of the cash flow modeling as of June 30, 2012, four securities reflected OTTI during the six month period ended June 30, 2012.  Estimating the expected cash flows and determining the present values of the cash flows involves the use of a variety of assumptions and complex modeling.  In developing its assumptions, the Company considers all available information relevant to the collectability of the applicable security, including information about past events, current conditions, and reasonable and supportable forecasts.  Furthermore, the Company asserts that the cash flows used in the determination of OTTI are its “best estimate” of cash flows.

The Company engages a third party to assist management with modeling cash flows.  The model includes each individual non-agency mortgage backed securities’ structural features.  The modeled cash flows are discounted and they incorporate additional projected defaults based upon risk analysis of the financial condition and performance. Utilizing the quantitative change in the net present value of the cash flows compared to the amortized cost of the security, the Company recognized additional credit losses of $124,000 in non-cash pre-tax impairment charges for the six months ended June 30, 2012.  Cumulative at June 30, 2012, the Company has recognized a total of $471,000 of OTTI on four of the five non-agency mortgage backed securities.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4 – Loans

The composition of the loan portfolio, including loans held for sale, is as follows:
	June 30, 2012	December 31, 2011
	(in thousands)
Real Estate Loans:
One-to four- family	$95,657	$96,305
Home equity	38,175	39,656
Commercial and multifamily	111,804	106,016
Construction and land	20,564	17,805
Total real estate loans	266,200	259,782

Consumer loans:
Manufactured homes	17,463	18,444
Other consumer	9,861	10,920
Total consumer loans	27,324	29,364

Commercial business loans	14,556	13,163

Total loans	308,080	302,309
Deferred fees	(633)	(406)
Loans held for sale	(1,053)	(1,807)
Total loans, gross	306,394	300,096
Allowance for loan losses	(4,449)	(4,455)
Total loans, net	$301,945	$295,641

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2012:

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$845	$212	$21	$75	$140	$60	$107	$-	$1,460
Ending balance: collectively evaluated for impairment	831	1,000	626	106	196	113	108	9	$2,989
Ending balance	$1,676	$1,212	$647	$181	$336	$173	$215	$9	$4,449

Loans receivable:
Ending balance: individually evaluated for impairment	$7,511	$2,169	$2,218	$816	$772	$171	$966	$-	$14,623
Ending balance: collectively evaluated for impairment	88,146	36,006	109,586	19,748	16,691	9,690	13,590	-	293,457
Ending balance	$95,657	$38,175	$111,804	$20,564	$17,463	$9,861	$14,556	$-	$308,080

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2011:

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$541	$447	$38	$37	$11	$48	$132	$-	$1,254
Ending balance: collectively evaluated for impairment	576	979	931	68	279	165	122	81	3,201
Ending balance	$1,117	$1,426	$969	$105	$290	$213	$254	$81	$4,455

Loans receivable:
Ending balance: individually evaluated for impairment	$8,260	$1,784	$2,003	$902	$122	$101	$447	$-	$13,619
Ending balance: collectively evaluated for impairment	88,045	37,872	104,013	16,903	18,322	10,819	12,716	-	288,690
Ending balance	$96,305	$39,656	$106,016	$17,805	$18,444	$10,920	$13,163	$-	$302,309

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the activity in loan losses for the three months ended June 30, 2012:

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
	(in thousands)
One-to four- family	$1,582	$(650)	$4	$740	$1,676
Home equity	1,410	(20)	130	(308)	1,212
Commercial and multifamily	508	(503)	83	559	647
Construction and land	66	(4)	-	119	181
Manufactured homes	377	(32)	-	(9)	336
Other consumer	142	(27)	9	49	173
Commercial business	234	(1)	10	(28)	215
Unallocated	31	-	-	(22)	9
	$4,350	$(1,237)	$236	$1,100	$4,449

The following table summarizes the activity in loan losses for the six months ended June 30, 2012:

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
	(in thousands)
One-to four- family	$1,117	$(1,399)	$4	$1,954	$1,676
Home equity	1,426	(735)	132	389	1,212
Commercial and multifamily	969	(503)	83	98	647
Construction and land	105	(41)	-	117	181
Manufactured homes	290	(60)	-	106	336
Other consumer	213	(106)	16	50	173
Commercial business	254	(7)	10	(42)	215
Unallocated	81	-	-	(72)	9
	$4,455	$(2,851)	$245	$2,600	$4,449

The following table summarizes the activity in loan losses for the three months ended June 30, 2011:

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
	(in thousands)
One-to four- family	$863	$(290)	$-	$254	$827
Home equity	1,405	(360)	-	560	1,605
Commercial and multifamily	1,300	(434)	18	329	1,213
Manufactured	287	(100)	29	86	273
Other consumer	197	(132)	-	114	208
Commercial business	209	(9)	-	(28)	172
Unallocated	155	-	-	(90)	65
	$4,416	$(1,325)	$47	$1,225	$4,363

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the activity in loan losses for the six months ended June 30, 2011:

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
	(in thousands)
One-to four- family	$909	$(533)	$12	$439	$827
Home equity	1,480	(792)	6	911	1,605
Commercial and multifamily	664	(504)	18	1,035	1,213
Manufactured	294	(201)	-	180	273
Other consumer	309	(162)	40	21	208
Commercial business	163	(8)	1	16	172
Unallocated	617	-	-	(552)	65
	$4,436	$(2,200)	$77	$2,050	$4,363

Credit Quality Indicators.  Federal regulations provide for the classification of lower quality loans and other assets, such as debt and equity securities, as substandard, doubtful or loss.  An asset is considered substandard if it is inadequately protected by the current net worth and payment capacity of the borrower or of any collateral pledged.  Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all the weaknesses of currently existing facts, conditions and values.  Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without establishment of a specific loss reserve is not warranted.

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

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

The following table represents the internally assigned grades as of June 30, 2012 by type of loan:

	One-to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial Business	Total
Grade:	(in thousands)
Pass	$76,053	$30,292	$105,903	$19,092	$14,934	$8,689	$11,854	$266,817
Watch	15,497	6,447	3,866	759	2,452	1,064	2,141	32,226
Special Mention	499	506	600	-	53	-	-	1,658
Substandard	3,608	930	1,435	713	24	108	561	7,379
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$95,657	$38,175	$111,804	$20,564	$17,463	$9,861	$14,556	$308,080

The following table represents the internally assigned grades as of December 31, 2011 by type of loan:

	One-to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial Business	Total
Grade:	(in thousands)
Pass	$70,392	$31,943	$100,002	$16,087	$16,062	$9,507	$10,331	$254,324
Watch	18,088	6,138	4,048	778	2,260	1,312	2,385	35,009
Special Mention	1,505	183	-	-	-	4	11	1,703
Substandard	6,320	1,392	1,966	940	122	97	436	11,273
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$96,305	$39,656	$106,016	$17,805	$18,444	$10,920	$13,163	$302,309

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

The following table presents the recorded investment in nonaccrual loans as of June 30, 2012 and December 31, 2011 by type of loan:

	June 30, 2012	December 31, 2011
	(in thousands)
One- to four- family	$1,918	$3,124
Home equity	623	731
Commercial and multifamily	1,189	1,299
Other consumer	100	64
Total	$3,830	$5,218

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

The following table represents the aging of the recorded investment in past due loans as of June 30, 2012 by type of loan:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total Loans
	(in thousands)
One- to four- family	$-	$395	$2,896	$-	$3,291	$92,366	$95,657
Home equity	628	33	577	-	1,238	36,937	38,175
Commercial and multifamily	-	-	40	-	40	111,764	111,804
Construction and land	570	143	-	-	713	19,851	20,564
Manufactured homes	53	46	-	-	99	17,364	17,463
Other consumer	44	131	101	-	276	9,585	9,861
Commercial business	245	78	-	-	323	14,233	14,556
Total	$1,540	$826	$3,614	$-	$5,980	$302,100	$308,080

The following table represents the aging of the recorded investment in past due loans as of December 31, 2011 by type of loan:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total Loans
	(in thousands)
One- to four- family	$4,321	$935	$2,683	$-	$7,939	$88,366	$96,305
Home equity	583	176	683	-	1,442	38,214	39,656
Commercial and multifamily	-	-	-	-	-	106,016	106,016
Construction and land	-	123	80	-	203	17,602	17,805
Manufactured homes	327	7	-	-	334	18,110	18,444
Other consumer	172	3	-	-	175	10,745	10,920
Commercial business	669	-	-	-	669	12,494	13,163
Total	$6,072	$1,244	$3,446	$-	$10,762	$291,547	$302,309

Nonperforming Loans.  Loans are considered nonperforming when they are 90 days past due, placed on nonaccrual, or when they are past due troubled debt restructurings.  The following table represents the credit risk profile based on payment activity as of June 30, 2012 by type of loan:

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
(in thousands)
Performing	$92,370	$37,164	$109,772	$20,564	$17,417	$9,739	$14,277	$301,303
Nonperforming	3,287	1,011	2,032	-	46	122	279	$6,777
Total	$95,657	$38,175	$111,804	$20,564	$17,463	$9,861	$14,556	$308,080

The following table represents the credit risk profile based on payment activity as of December 31, 2011 by type of loan:

	One-to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
(in thousands)
Performing	$91,904	$38,783	$104,797	$17,725	$18,444	$10,856	$13,163	$295,672
Nonperforming	4,401	873	1,219	80	-	64	-	6,637
Total	$96,305	$39,656	$106,016	$17,805	$18,444	$10,920	$13,163	$302,309

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Consolidated Financial Statements (unaudited)

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

The following table presents loans individually evaluated for impairment as of June 30, 2012 by type of loan:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:	(in thousands)
One-to four-family	$1,644	$1,900	$-
Home equity	630	759	-
Commercial and multifamily	1,972	1,972	-
Construction and land	596	596	-
Manufactured homes	71	71	-
Other consumer	2	43	-
Commercial business	847	847	-
Total	$5,762	$6,188	$-

With an allowance recorded:
One-to four-family	$5,867	$5,931	$845
Home equity	1,539	1,691	212
Commercial and multifamily	246	246	21
Construction and land	220	220	75
Manufactured homes	701	701	140
Other consumer	169	169	60
Commercial business	119	119	107
Total	$8,861	$9,077	$1,460

Totals:
One-to four- family	$7,511	$7,831	$845
Home equity	2,169	2,450	212
Commercial and multifamily	2,218	2,218	21
Construction and land	816	816	75
Manufactured homes	772	772	140
Other consumer	171	212	60
Commercial business	966	966	107
Total	$14,623	$15,265	$1,460

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents loans individually evaluated for impairment as of December 31, 2011 by type of loan:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:	(in thousands)
One-to four-family	$3,104	$3,104	$-
Home equity	773	773	-
Commercial and multifamily	1,784	1,784	-
Construction and land	779	785	-
Manufactured homes	-	-	-
Other consumer	14	55	-
Commercial business	233	233	-
Total	$6,687	$6,734	$-

With an allowance recorded:
One-to four-family	$5,156	$5,280	$541
Home equity	1,011	1,038	447
Commercial and multifamily	219	219	38
Construction and land	123	178	37
Manufactured homes	122	122	11
Other consumer	87	87	48
Commercial business	214	214	132
Total	$6,932	$7,138	$1,254

Totals:
One-to four-family	$8,260	$8,384	$541
Home equity	1,784	1,811	447
Commercial and multifamily	2,003	2,003	38
Construction and land	902	963	37
Manufactured homes	122	122	11
Other consumer	101	142	48
Commercial Business	447	447	132
Total	$13,619	$13,872	$1,254

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Consolidated Financial Statements (unaudited)

The following table presents loans individually evaluated for impairment as of June 30, 2012 and 2011 by type of loan:

	Three Months Ended
	June 30, 2012		June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to four-family	$2,751	$12	$2,081	$16
Home equity	643	9	627	7
Commercial and multifamily	1,903	15	450	-
Construction and land	661	6	-	-
Manufactured homes	72	1	109	2
Other consumer	15	1	66	-
Commercial business	836	5	78	-
Total	$6,881	$49	$3,411	$25

With an allowance recorded:
One-to four-family	$5,759	$46	$2,426	$25
Home equity	1,416	12	509	2
Commercial and multifamily	336	2	2,868	(1)
Construction and land	149	2	-	-
Manufactured homes	749	12	49	3
Other consumer	117	1	41	-
Commercial business	133	2	205	-
Total	$8,659	$77	$6,098	$29

Totals:
One-to four-family	$8,510	$58	$4,507	$41
Home equity	2,059	21	1,135	9
Commercial and multifamily	2,239	17	3,318	(1)
Construction and land	810	8	-	-
Manufactured homes	821	13	158	5
Other consumer	132	2	107	-
Commercial Business	969	7	282	-
Total	$15,540	$126	$9,507	$54

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Consolidated Financial Statements (unaudited)

The following table presents loans individually evaluated for impairment as of June 30, 2012 and 2011 by type of loan:

	Six Months Ended
	June 30, 2012		June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to four-family	$2,868	$29	$1,678	$12
Home equity	686	22	538	4
Commercial and multifamily	1,863	34	449	2
Construction and land	700	18	-	-
Manufactured homes	48	3	63	-
Other consumer	15	1	48	2
Commercial business	635	10	-	-
Total	$6,815	$117	$2,776	$20

With an allowance recorded:
One-to four-family	$5,558	$117	$2,426	$7
Home equity	1,281	25	509	2
Commercial and multifamily	297	3	2,869	31
Construction and land	140	5	-	-
Manufactured homes	540	26	48	-
Other consumer	107	4	40	1
Commercial business	161	3	205	1
Total	$8,084	$183	$6,097	$42

Totals:
One-to four-family	$8,426	$146	$4,104	$19
Home equity	1,967	47	1,047	6
Commercial and multifamily	2,160	37	3,318	33
Construction and land	841	23	-	-
Manufactured homes	588	29	111	2
Other consumer	121	5	88	1
Commercial Business	796	13	205	1
Total	$14,899	$300	$8,873	$62

Forgone interest on nonaccrual loans was $177,000 and $106,000 at June 30, 2012 and 2011, respectively.  There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual, TDR or impaired at June 30, 2012 and December 31, 2011.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

Troubled debt restructurings.  Loans classified as troubled debt restructurings totaled $9.8 million and $6.9 million at June 30, 2012 and December 31, 2011, respectively and are included in impaired loans.  A troubled debt restructuring is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession of some kind.  The Company has granted a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:

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

Combination Modification:  Any other type of modification, including the use of multiple categories above.

The following table presents newly restructured loans by type of modification:

	Three Months Ended June 30, 2012
	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
	(in thousands, except for number of contracts)
One- to four- family	2	$-	$-	$-	$276	$276
Home equity	-	-	-	-	-	-
Commercial and multifamily	1	-	-	-	183	183
Construction and land	2	-	-	-	26	26
Manufactured homes	-	-	-	-	-	-
Other consumer	1	-	-	-	2	2
Commercial business	1	-	-	-	26	281
Total	7	$-	$-	$-	$513	$513

	Six Months Ended June 30, 2012
	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
	(in thousands, except for number of contracts)
One- to four- family	4	$-	$-	$-	$364	$364
Home equity	1	-	-	-	49	49
Commercial and multifamily	2	-	-	-	426	426
Construction and land	2	-	-	-	26	26
Manufactured homes	-	-	-	-	-	-
Other consumer	2	-	-	-	14	14
Commercial business	3	121	-	-	186	307
Total	14	$121	$-	$-	$1,065	$1,186

There were no post-modification changes that were recorded as a result of the troubled debt restructurings for the year ended June 30, 2012.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

The following is a summary of all loans modified as troubled debt restructurings within the previous twelve months and for which there was a payment default during the periods shown below:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
	(in thousands)
One-to four-family	$1,547	$2,055
Home equity	129	129
Commercial and multifamily	1,391	1,391
Manufactured homes	362	444
Other consumer	40	40
Commercial business	540	540
Total	$4,009	$4,599

For the preceding table, a loan is considered in default when a payment is 30 days or more past due.  Two of the one- to four- family first mortgages and one commercial real estate loans reached 90 days past due and therefore are  on nonaccrual.

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

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5 – Fair Value Measurements

The following table presents estimated fair values of the Company’s financial instruments as of June 30, 2012 and December 31, 2011, whether or not recognized or recorded at fair value is summarized as follows:

	June 30, 2012		December 31, 2011
Description	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:	(in thousands)
Cash and cash equivalents	$19,400	$19,400	$17,031	$17,031
Available for sale securities	9,033	9,033	2,992	2,992
FHLB Stock	2,444	2,444	2,444	2,444
Loans held for sale	1,053	1,053	1,807	1,807
Loans, net	301,945	305,126	295,641	297,358
Accrued interest receivable	1,234	1,234	1,234	1,234
Bank owned life insurance, net	7,099	7,099	6,981	6,981
Mortgage servicing rights	2,558	2,558	2,437	2,437

Financial liabilities:
Non-maturity deposits	176,685	176,685	170,029	170,029
Time deposits	137,044	138,103	129,968	130,672
Borrowings	8,185	8,040	8,506	8,451
Accrued interest payable	78	78	84	84
Advance payments from borrowers for taxes and insurance	260	260	291	291

The following table presents information about the level in the fair value hierarchy for the Company’s financial assets and liabilities that are not measured at fair value as of June 30, 2012:

	Fair Value at June 30, 2012
Description	Total	Level 1	Level 2	Level 3
Financial assets:	(in thousands)
Cash and cash equivalents	$19,400	$19,400	$-	$-
FHLB Stock	2,444	-	-	2,444
Loans held for sale	1,053	-	1,053	-
Loans, net	305,126	-	-	305,126
Accrued interest receivable	1,234	1,234	-	-
Bank owned life insurance, net	7,099	7,099	-	-

Financial liabilities:
Non-maturity deposits	$176,685	$-	$-	$176,685
Time deposits	138,103	-	138,103	-
Accrued interest payable	78	78	-	-
Advance payments from borrowers for taxes and insurance	260	-	-	260

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

	Fair Value at June 30, 2012
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Agency Mortgage-backed Securities	$6,232	$-	$6,232	$-
Non-agency Mortgage-backed Securities	2,801	-	2,801	-
Mortgage Servicing Rights	2,558	-	-	2,558

	Fair Value at December 31, 2011
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Agency Mortgage-backed Securities	$59	$-	$59	$-
Non-agency Mortgage-backed Securities	2,933	-	2,933	-
Mortgage Servicing Rights	2,437	-	-	2,437

For the three and six months ended June 30, 2012, there were no transfers between Level 1 and Level 2 or between Level 2 and Level 3.

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at June 30, 2012:

Financial Instrument	Valuation Technique	Unobservable Input(s)	Weighted Average
Mortgage Servicing Rights	Discounted cash flow	Prepayment Speed Assumption Discount rate	339.0 9.0	% %

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

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents information about the Company’s assets measured at fair value on a nonrecurring basis:

	Fair Value at June 30, 2012
	Total	Level 1	Level 2	Level 3
Description	(in thousands)
OREO and repossessed assets	$2,839	$-	$-	$2,839
Impaired loans	14,623	-	-	14,623

	Fair Value at December 31, 2011
	Total	Level 1	Level 2	Level 3
Description	(in thousands)
OREO and repossessed assets	$2,821	$-	$-	$2,821
Impaired loans	13,619	-	-	13,619

The following table presents the total losses resulting from fair value adjustments:

	Total Losses Three Months Ended June 30,		Total Losses Six Months Ended June 30,
	2012	2011	2012	2011
Description
OREO and repossessed assets	$22	$545	$492	$684
Impaired loans	1,237	1,326	2,851	2,201

There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at June 30, 2012 or December 31, 2011.

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

Loans Held for Sale - Residential mortgage loans held for sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. At June 30, 2012 and December 31, 2011, loans held for sale were carried at cost.

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

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,
	2012	2011

Beginning balance, at fair value	$2,791	$3,146
Servicing rights that result from transfers of financial assets	142	67
Changes in Fair Value(1)	(76)	208
Other(2)	(299)	(148)
Ending balance, at fair value	$2,558	$3,273

	Six Months Ended June 30,
	2012	2011

Beginning balance, at fair value	$2,437	$3,200
Servicing rights that result from transfers of financial assets	328	216
Changes in Fair Value(1)	308	257
Other(2)	(515)	(400)
Ending balance, at fair value	$2,558	$3,273

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

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7 – Borrowings

The Company utilizes a loan agreement with the FHLB of Seattle. The terms of the agreement call for a blanket pledge of a portion of the Company’s mortgage and commercial and multifamily portfolio based on the outstanding balance. At June 30, 2012, the amount available to borrow under this agreement is approximately 35% of total assets, or up to $124.3 million subject to the availability of eligible collateral.  Based on eligible collateral, the total amount available under this agreement as of June 30, 2012 and December 31, 2011 was $88.7 million and $83.5 million, respectively.  The Company had outstanding borrowings under this arrangement of $8.2 million and $8.5 million at June 30, 2012 and December 31, 2011, respectively.  Additionally, the Company had outstanding letters of credit from the FHLB with a notional amount of $31.5 million and $24.0 million at June 30, 2012 and December 31, 2011, respectively, to secure public deposits.  The net remaining amounts available as of June 30, 2012 and December 31, 2011, were $49.0 million and $51.0 million, respectively.

The Company participates in the Federal Reserve Bank’s Borrower-in-Custody program, which gives the Company access to overnight borrowings from the discount window.  The terms of the program call for a pledge of specific assets.  The Company had unused borrowing capacity under this program of $10.5 million and $21.9 million at June 30, 2012 and December 31, 2011, respectively.  There were no outstanding borrowings at June 30, 2012 or December 31, 2011.

The Company has access to an unsecured line of credit from the Pacific Coast Banker’s Bank.  The line has a maturity date of June 30, 2014 and is renewable.  As of June 30, 2012, the amount available under this line of credit is $2.0 million.  There was no outstanding balance on this line of credit as of June 30, 2012 and December 31, 2011.

Note 8 – Earnings Per Share

Earnings per share are summarized in the following table (figures in thousands except earnings per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$593	$454	$1,139	$950
Less net income attributable to participating securities(1)	6	5	11	10
Net income available to common shareholders	$587	$449	$1,128	$940

Weighted average number of shares outstanding, basic	2,892	2,921	2,889	2,922

Earnings per share, basic	$0.20	$0.16	$0.39	$0.33
Earnings per share, diluted	$0.20	$0.16	$0.39	$0.33

(1) Represents dividends paid and undistributed earnings allocated to nonvested restricted stock awards.

For the periods ended June 30, 2012 and 2011, all options were considered antidilutive and excluded in the calculation for earnings per share.

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

On January 27, 2009, the Compensation Committee of the Board of Directors of the Company awarded shares of restricted stock and stock options to directors, executive officers and employees of the Company and the Bank, pursuant to the Plan.  The Company granted 25,998 non-qualified stock options and 82,400 incentive stock options to certain directors and employees.  The Company also granted 52,032 shares of restricted stock to certain directors and employees.  During the three and six month periods ended June 30, 2012 and 2011, share based compensation expense totaled $33,000 and $66,000, respectively for both stock options and restricted stock.  All of the awards vest in 20 percent annual increments commencing one year from the grant date.  The options are exercisable for a period of 10 years from the date of grant, subject to vesting.  Half of the stock options granted to each of the award recipients were at an exercise price of $7.35, which was the fair market value of the Company’s common stock on the grant date.  The remaining half of the stock options granted to each of the award recipients were at an exercise price of $8.50, which was $1.15 above the fair market value of the Company’s common stock on the grant date.  The vesting date for options and restricted stock is accelerated in the event of the grantee’s death, disability or a change in control of the Company.

The following is a summary of the Company’s stock option plan awards during the period ended June 30, 2012:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at the beginning of the year	95,438	$7.93	6.83		$7,158
Granted	30,217	7.42	9.66	$
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2012	125,655	$7.80	6.84		$22,618
Exercisable	60,719	$7.93	5.93		$10,929
Expected to vest, assuming a 0% forfeiture rate over the vesting term	125,655	$7.80	6.84		$22,618

As of June 30, 2012, there was $102,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plan.  The cost is expected to be recognized over the remaining weighted-average vesting period of 1.58 years.

5,845 options for shares of common stock remain available for grant under the Plan.

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

The fair value of options granted during 2012 were determined using the following weighted-average assumptions as of the grant date.

Annual dividend yield	2.00%
Expected volatility	30.00%
Risk-free interest rate	1.36%
Expected term	7.5 years
Weighted-average grant date fair value per option granted	$2.50

Restricted Stock Awards

The fair value of the restricted stock awards is equal to the fair value of the Company’s stock at the date of grant.  Compensation expense is recognized over the vesting period that the awards are based.  Shares awarded as restricted stock vest ratably over a five-year period beginning at the grant date with 20% vesting on the anniversary date of each grant date.

The following is a summary of the Company’s unvested restricted stock awards for the six month period ended June 30, 2012:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share

Non-vested at January 1, 2012	25,969	$7.35
Granted	11,000	7.42
Vested	8,656	7.35
Forfeited	-	-
Non-vested at June 30, 2012	28,313	$7.38	$7.74

Expected to vest assuming a 0% forfeiture rate over the vesting term	28,313	$7.38	$7.74

The aggregate intrinsic value of the unvested restricted stock awards as of June 30, 2012 was $219,000.

As of June 30, 2012, there was $141,000 of unrecognized compensation cost related to unvested restricted stock awards granted under the Plan remaining.  The cost is expected to be recognized over the weighted-average vesting period of 1.58 years.

In November 2008, the Board of Directors authorized management to repurchase up to 57,782 shares of the Company’s outstanding stock over a twelve-month period in order to fund the restricted stock awards made under the Plan, of which 45,800 shares were repurchased.

SOUND FINANCIAL, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

Employee Stock Ownership Plan

In January 2008, the ESOP borrowed $1,155,600 from the Company to purchase common stock of the Company.  The loan is being repaid principally by the Bank through contributions to the ESOP over a period of ten years.  The interest rate on the loan is fixed at 4.0% per annum.  As of June 30, 2012, the remaining balance of the ESOP loan was $751,000.  Neither the loan nor the related interest is reflected on the condensed consolidated financial statements.

At June 30, 2012, the ESOP was committed to release 11,556 shares of the Company’s common stock to participants and held 92,448 unallocated shares remaining to be released in future years.  The fair value of the 92,448 restricted shares held by the ESOP trust was $716,000 at June 30, 2012.  ESOP compensation expense included in salaries and benefits was $29,000 and $53,000 for the three and six month periods ended June 30, 2012.

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

On January 27, 2012, the boards of Sound Financial, Sound Community Bank and Sound Community MHC adopted a plan to reorganize into a full stock company and undertake a “second step” offering of new shares of common stock.  The reorganization and offering, which is subject to regulatory, shareholder and depositor approval, is expected to be completed during the third quarter of 2012.  As part of the reorganization, Sound Community Bank will become a wholly owned subsidiary of Sound Financial Bancorp, Inc., a newly formed Maryland stock corporation incorporated in March 2012.  Shares of common stock of Sound Financial, other than those held by Sound Community MHC, will be converted into shares of common stock in Sound Financial Bancorp, Inc. using an exchange ratio designed to preserve current stockholders’ (other than Sound Community MHC) percentage ownership interests in Sound Financial, Inc. Shares owned by Sound Community MHC will be retired, and new shares representing that ownership will be offered and sold to Sound Community Bank’s eligible depositors, Sound Community Bank’s tax-qualified employee benefit plans and members of the general public as set forth in the Plan of Conversion and Reorganization of Sound Community MHC.  The Plan of Conversion and Reorganization of Sound Community MHC as amended was filed on August 6, 2012 with the SEC in a Current Report on Form 8-K (File No. 333-180385).

Substantially all of Sound Financial’s business is conducted through Sound Community Bank, which is a federal savings bank subject to extensive regulation by the Office of the Comptroller of the Currency (“OCC”).  Sound Community Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”).  At June 30, 2012, Sound Financial had total consolidated assets of $355.1 million, net loans of $301.9 million, deposits of $313.7 million and stockholders’ equity of $30.0 million.  Shares of Sound Financial’s common stock are traded on the OTC Bulletin Board under the symbol “SNFL.” Our executive offices are located at 2005 5th Avenue – Suite 200, Seattle, Washington, 98121.

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

•
legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including Basel III;

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

•	increases in premiums for deposit insurance;

•	our ability to control operating costs and expenses;

•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	difficulties in reducing risks associated with the loans on our balance sheet;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;

•	computer systems on which we depend could fail or experience a security breach;

•	our ability to retain key members of our senior management team;

•	costs and effects of litigation, including settlements and judgments;

•	our ability to implement our business strategies;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;

•	our ability to pay dividends on our common stock;

•	adverse changes in the securities markets;

•	the inability of key third-party providers to perform their obligations to us;

•	statements made with respect to our intentions regarding disclosure and other changes resulting from the Jumpstart Our Business Startups Act of 2012;

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

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.  Management believes that its critical accounting policies include determining the allowance for loan losses, accounting for other-than-temporary impairment of securities, accounting for mortgage servicing rights, accounting for other real estate owned, and accounting for deferred income taxes. For additional information on our accounting policies see our Form 10-K Annual Report for the year ended December 31, 2011.

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

General.  Total assets increased by $15.3 million, or 4.5%, to $355.1 million at June 30, 2012 from $339.7 million at December 31, 2011.  This increase was primarily the result of a $6.3 million, or 2.1% increase in our net loan portfolio, a $6.0 million increase in available-for-sale securities, a $2.4 million increase in cash and cash equivalents and a $1.3 million increase in other assets.  Our total liabilities increased by $14.0 million or 4.5% to $325.0 million at June 30, 2012 from $311.0 million at December 31, 2011.  This increase was primarily the result of a $13.7 million, or 4.6% increase in deposits and a $629,000, or 29.3% increase in other liabilities.

Cash and Securities.  Cash, cash equivalents and our available-for-sale securities increased $8.4 million, or 42.0%, to $28.4 million at June 30, 2012.  Cash and cash equivalents increased by $2.4 million, or 13.9%, to $19.4 million at June 30, 2012, as increased deposits exceeded pay-downs on borrowed funds and net loan production.  Available-for-sale securities increased $6.0 million, or 201.9%, to $9.0 million at June 30, 2012.  This increase reflects purchases of agency mortgage-backed securities made in the second quarter which were offset by investment pay-downs and other-than- temporary impairment charges on our non-agency mortgage-backed security portfolio.

At June 30, 2012, our available-for-sale securities portfolio consisted of $2.8 million of non-agency mortgage-backed securities.  These securities present a higher credit risk than U.S. agency mortgage-backed securities, of which we had $6.2 million at June 30, 2012.  In order to monitor the increased risk, management receives and reviews a quarterly credit surveillance report from a third party, which evaluates these securities based on a number of factors, including credit scores, loan-to-value ratios, geographic locations, delinquencies and loss histories of the underlying mortgage loans.  This analysis is prepared in order to project potential future losses based on various home price depreciation scenarios over a three-year horizon.  Based on these reports, management ascertains the appropriate value for these securities and, in the six months ended June 30, 2012, recorded an impairment charge of $124,000 on four of these non-agency securities.  The current market environment significantly limits our ability to mitigate our exposure to value changes in these more risky securities by selling them, and we do not anticipate these conditions to change significantly in 2012.  Accordingly, if the market and economic environment impacting the loans supporting these securities continues to deteriorate, we could determine that additional impairment must be recorded on these securities, as well as on any other securities in our portfolio.  As a result, our future earnings, equity, regulatory capital and ongoing operations could be materially adversely affected.

Loans.  Our total loan portfolio (including loans held for sale and excluding deferred fees) increased $5.8 million, or 1.9%, to $308.1 million at June 30, 2012.  Loans held for sale decreased from $1.8 million at December 31, 2011, to $1.1 million at June 30, 2012, reflecting the timing of origination and sales transactions late in the second quarter of 2012, as compared to late 2011.

The most significant changes in our loan portfolio during the quarter included an increase of $5.8 million or 5.5% in our commercial and multifamily real estate, a $2.8 million or 15.5% increase in our construction and land loans and a $1.4 million or 10.6%  increase in commercial business loans.  Manufactured home loans decreased by $981,000 or 5.3% while other consumer loans decreased $1.1 million or 9.7% between December 31, 2011 and June 30, 2012 primarily as a result of charge-offs and lower demand from creditworthy borrowers in the current economic environment.

The following table reflects the changes in the types of loans in our loan portfolio at June 30, 2012 as compared to the end of 2011:

	June 30, 2012	December 31, 2011	Amount Change	Percent Change
	(Dollar amounts in thousands)
One-to-four family loans	$95,657	$96,305	$(648)	(0.7)%
Home equity	38,175	39,656	(1,481)	(3.7)
Commercial and multifamily	111,804	106,016	5,788	5.5
Construction and land	20,564	17,805	2,759	15.5
Manufactured homes	17,463	18,444	(981)	(5.3)
Other consumer	9,861	10,920	(1,059)	(9.7)
Commercial business	14,556	13,163	1,393	10.6
Total	$308,080	$302,309	$5,771	1.9%

Mortgage Servicing Rights.  At June 30, 2012, we had $2.6 million in mortgage servicing rights recorded at fair value compared to $2.4 million at December 31, 2011.  The increase during the period was the result of a higher market valuation on the portfolio and an increase in our originated servicing portfolio as of June 30, 2012 compared to December 31, 2011.

Nonperforming Assets.  At June 30, 2012, our nonperforming assets totaled $9.5 million, or 2.71% of total assets, compared to $9.6 million, or 2.78% of total assets at December 31, 2011.

Nonperforming loans to total loans increased slightly to 2.21% of total loans at June 30, 2012 from 2.20% at December 31, 2011.  The increase reflects a $33,000 increase in nonperforming loans in the period and the continuing weak economy in our market area.  Our largest nonperforming loans at June 30, 2012 consisted of a $1.1 million commercial real estate loan, a $988,000 one-to four-family loan and a $600,000 commercial real estate loan.

OREO and repossessed assets increased by $18,000 during the first six months of 2012.  We repossessed eight one- to four- family residences and seven manufactured homes and one recreational vehicle in the period.  We sold four one- to four- family residences, two commercial properties, six manufactured homes and a recreational vehicle in the period at an aggregate loss of $86,000.  Our largest OREO at June 30, 2012, consisted of a mobile home park with a recorded value of $1.2 million in Spanaway, Washington.  Our next two largest OREO properties were comprised of a $490,000 commercial property in Carnation, Washington and a $432,000 personal residence in Sequim, Washington.

The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio at the dates indicated:

	Nonperforming Assets
	June 30, 2012	December 31, 2011	Amount Change	Percent Change
	(Dollars in thousands)
Nonperforming loans(1):
One-to four- family	$3,287	$4,401	$(1,114)	(25.3)%
Home equity	1,011	873	138	15.8
Commercial and multifamily	2,032	1,219	813	66.7
Construction and land	-	80	(80)	(100.0)
Manufactured homes	46	-	46	NM
Other consumer	122	64	58	90.6
Commercial business	279	-	279	NM
Total	$6,777	$6,637	$118	2.1%

OREO and repossessed assets:
One-to four- family	$1,548	$478	$1,070	223.8%
Commercial and multifamily	1,183	2,225	(1,042)	(46.8)
Manufactured homes	108	118	(10)	(8.5)
Total	$2,839	$2,821	$18	0.6%

Total nonperforming assets	$9,616	$9,458	$158	1.7%
Nonperforming assets as a percentage of total assets	2.71%	2.78%

Performing restructured loans:
One-to four- family	$3,412	$2,508	$904	36.0%
Home equity	615	812	(197)	(24.3)
Commercial and multifamily	183	785	(602)	(76.7)
Construction and land	103	-	103	NM
Manufactured homes	648	-	648	NM
Other consumer	42	4	38	950.0
Commercial business	405	26	379	1457.7
Total	$5,408	$4,135	$1,273	30.8%
(1)	Nonperforming loans include $2.9 million and $2.8 million in nonperforming TDRs as of June 30, 2012 and December 31, 2011.

In addition to the non-performing assets set forth in the table above, as of June 30, 2012, there were $2.8 million in loans with respect to which known information about possible credit problems of the borrowers have caused management to have doubts as to the abilities of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonperforming asset categories.

Allowance for Loan Losses. The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of the evaluation in accordance with generally accepted accounting principles in the United States. It is our best estimate of probable incurred credit losses in our loan portfolio.
Our allowance for loan losses at June 30, 2012 was $4.4 million, or 1.45% of total loans receivable, compared to $4.5 million, or 1.47% of total loans receivable at December 31, 2011.  The $6,000, or 0.1% decrease in the allowance for loan losses reflects the $2.6 million provision for loan losses established during the first six months of 2012 as a result of an increase in our loan portfolio and charge-offs of $2.6 million during the quarter.

Specific loan loss reserves increased $206,000, and general loan loss reserves decreased by $212,000 at June 30, 2012 compared to December 31, 2011.  Net charge-offs for the six months ending June 30, 2012 were $2.6 million, or 1.35% of average loans on an annualized basis, compared to $2.1 million, or 1.46% of average loans for the same period in 2011.  The increase in net charge-offs was primarily due to losses on our one-to four- family and non-residential real estate portfolios.  As of June 30, 2012, the allowance for loan losses as a percentage of loans receivable and nonperforming loans was 1.45% and 65.65%, respectively, compared to 1.47% and 67.12%, respectively, at December 31, 2011.  Allowance for loan losses as a percentage of loans receivable decreased slightly due to an increase in loans receivable during the period.  The allowance for loan losses as a percentage of nonperforming loans decreased due to an increase in nonperforming loans.

The following table shows the adjustments in our allowance during the first six months of 2012 as compared to the same period in 2011:

	At and for the Six Month Period Ended June 30,
	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$4,455	$4,436
Charge-offs	(2,851)	(2,200)
Recoveries	245	77
Net charge-offs	(2,606)	(2,123)
Provisions charged to operations	2,600	2,050
Balance at end of period	$4,449	$4,363

Ratio of net charge-offs during the period to average loans outstanding during the period	1.35%	1.53%

Allowance as a percentage of non-performing loans	65.65%	67.12%

Allowance as a percentage of total loans (end of period)	1.45%	1.47%

Deposits.  Total deposits increased by $13.7 million, or 4.6%, to $313.7 million at June 30, 2012 from $300.0 million at December 31, 2011.  During the first six months of 2012, public deposits increased $6.5 million, business deposits increased $4.8 million, escrow deposits increased $1.5 million and consumer deposits increased $820,000.  Specifically, business noninterest checking and interest checking increased $4.4 million and $1.3 million, respectively.  Consumer interest checking and savings accounts increased $2.2 million in both periods.  These increases were a result of our increased emphasis on attracting these and other low-cost deposit accounts such as public fund and escrow deposits.  Consumer certificates of deposit were down $3.1 million and a result of the low interest rate environment as maturing certificates migrated to other account types or investments.

A summary of deposit accounts with the corresponding weighted average cost of funds is presented below

	As of June 30, 2012		As of December 31, 2011
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
	(Dollars in thousands)
Checking (noninterest)	$30,928	0.00%	$26,907	0.00%
NOW (interest)	25,765	0.07	22,332	0.09
Savings	23,925	0.06	22,092	0.10
Money Market	90,872	0.34	95,029	0.58
Certificates	137,044	1.35	129,968	1.53
Escrow	5,195	0.00	3,669	0.00
Total	$313,729	0.71%	$299,997	0.87%

Borrowings.  FHLB advances decreased $321,000, or 3.8%, to $8.2 million at June 30, 2012, with a weighted-average cost of 2.15%, from $8.5 million at December 31, 2011, with a weighted-average cost of 2.17%. We continue to utilize FHLB advances to fund interest-earning asset growth and/or enhance our interest rate risk management despite our strong deposit growth.  This reliance on borrowings, rather than deposits, may increase our overall cost of funds.  We decreased reliance on these borrowings during 2011 and the first six months of 2012 as our deposit growth exceeded loan growth.

Stockholders’ Equity.  Total stockholders’ equity increased $1.3 million, or 4.6%, to $30.0 million at June 30, 2012, from $28.7 million at December 31, 2011.  This primarily reflects $1.1 million in net income as well as increases in paid in capital and a decrease in accumulated other comprehensive loss.

Comparison of Results of Operation for the Three and Six Months Ended June 30, 2012 and 2011

General. Net income increased $139,000 to $593,000 for the three months ended June 30, 2012, compared to $454,000 for the three months ended June 30, 2011.  The primary reasons for this improvement were decreased interest expense, provision for loan losses  and noninterest  expenses   Net income increased $190,000 to $1.1 million for the six months ended June 30, 2012, compared to $950,000 for the six months ended June 30, 2011.  The improvement in the six month results were attributable to decreased interest, provision for loan losses and noninterest  expenses in addition to increased gain on sale of loans.

Interest Income.  Interest income decreased by $103,000, or 2.2%, to $4.6 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.  Interest income decreased by $189,000, or 2.0%, to $9.2 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  The decrease in interest income primarily reflected lower interest rates realized on our loan portfolio despite the increase in our average loan balances during the 2012 periods as compared to the same periods last year.

The weighted average yield on loans decreased from 6.23% for the three months ended June 30, 2011, to 5.89% for the three months ended June 30, 2012.  The weighted average yield on loans decreased from 6.20% for the six months ended June 30, 2011, to 6.00% for the six months ended June 30, 2012.  The decrease was primarily the result of the continued historically low interest rate environment and the competitive market for loans to well-qualified borrowers.  The weighted average yield on investments, excluding OTTI,  was 8.14% for the three months ended June 30, 2012 compared to 6.25% for the three months ended June 30, 2011.  The weighted average yield on investments, exlcluding OTTI, was 7.86% for the six months ended June 30, 2012 compared to 6.20% for the six months ended June 30, 2011.  The increase reflects sales of lower yielding non-agency mortgage-backed securities in 2011 as well as the timing of interest payments received on agency mortgage-backed securities purchased near the end of the second quarter of 2012.

Interest Expense.  Interest expense decreased $95,000, or 13.9%, to $588,000 for the three months ended June 30, 2012, from $683,000 for the three months ended June 30, 2011.  Interest expense decreased $247,000, or 17.2%, to $1.2 million for the six months ended June 30, 2012, from $1.4 million for the six months ended June 30, 2011.  This decrease reflects overall lower interest rates paid on deposits notwithstanding an increase in the average balances of deposits during the period.  Our weighted average cost of interest-bearing liabilities was 0.82% for the three months ended June 30, 2012, compared to 0.91% for the three months ended June 30, 2011.  Our weighted average cost of interest-bearing liabilities was 0.84% for the six months ended June 30, 2012, compared to 0.98% for the six months ended June 30, 2011.

Interest paid on deposits decreased $87,000, or 14.1% to $531,000 for the three months ended June 30, 2012, from $618,000 for the same period in 2011.  Interest paid on deposits decreased $190,000, or 15.0% to $1.1 million for the six months ended June 30, 2012, from $1.3 million for the same period in 2011.  These decreases were a result of a 19 and 22 basis point decrease in the weighted average cost of deposits during the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011 as lower rates were paid on renewing certificates of deposit and existing savings, interest-bearing checking and money market accounts.

Interest expense on borrowings decreased $8,000, or 12.3%, to $57,000 for the three months ended June 30, 2012 from $65,000 for the three months ended June 30, 2011.  Interest expense on borrowings decreased $57,000, or 33.7% to $112,000 for the six months ended June 30, 2012, from $169,000 for the same period in 2011.  The decrease primarily resulted from a $9.8 million and $11.3 million decrease in the average balance of borrowings outstanding for the three and six month periods ended June 30, 2012, respectively compared to the same period in 2011.

 Net Interest Income.  Net interest income remained relatively unchanged at  $4.0 million for both the three months ended June 30, 2012, and  2011, respectively.  Net interest income increased $58,000, or 0.7%, to $8.0 million for the six months ended June 30, 2012, from $7.9 million for the six months ended June 30, 2011.  The increase  in net interest income for the six months ended June 30,  2012  primarily resulted from lower rates paid on deposits and lower outstanding borrowings  compared to the same period last year. In addition, lower rates on loans were realized on our loan portfolio due to the historically low rate environment, especially for loans to well-qualified borrowers.  Our net interest margin was 5.24% for the three months ended June 30, 2012, compared to 5.33% for the three months ended June 30, 2011.  Our net interest margin was 5.24% for the six months ended June 30, 2012, compared to 5.42% for the six months ended June 30, 2011.

Provision for Loan Losses.  A provision for loan losses of $1.1 million was made during the three months ended June 30, 2012, compared to a provision for loan losses of $1.2 million during the three months ended June 30, 2011.  A provision for loan losses of $2.6 million was made during the six months ended June 30, 2012, compared to a provision for loan losses of $2.1 million during the six months ended June 30, 2011.  The decrease in the provision for the three month comparison period is the result of decreased net charge-offs and lower levels of general loan loss reserves.  The increase in provision expense for the six month comparison period is a result of increased net charge-offs and nonperforming loans. The increase in net charge-offs occurred primarily in the first quarter of 2012.  Overall we believe that higher than historical levels of nonperforming assets and charge-offs will continue until the housing market, unemployment, and general economic market conditions further recover in our market area.

For the three months ended June 30, 2012, the annualized percentage of net charge-offs to average loans decreased 37 basis points to 1.35% compared to 1.72% for the three months ended June 30, 2011.  For the six months ended June 30, 2012, the annualized percentage of net charge-offs to average loans increased 33 basis points compared to 1.76% for the six months ended June 30, 2011.  The ratio of nonperforming loans to total loans decreased from 1.82% at June 30, 2011 to 2.21% at June 30, 2012.

Noninterest Income.  Noninterest income decreased $109,000, or 12.2%, to $786,000 during the three months ended June 30, 2012, compared to $895,000 during the three months ended June 30, 2011.  A summary of the changes in noninterest income for the three month period is presented in the table below:

	Three Months Ended June 30,
	2012	2011	Amount Change	Percent Change
	(Dollars in thousands)
Service charges and fee income	$513	$476	$37	7.8%
Earnings on cash surrender value of bank owned life insurance	52	66	(14)	(21.2)
Mortgage servicing income	21	123	(102)	(82.9)
Fair value adjustment on mortgage servicing rights	(76)	208	(284)	(136.5)
Other-than-temporary impairment losses	(32)	-	(32)	NM
Loss on sale of fixed assets	-	(80)	80	(100.0)
Gain on sale of loans	308	102	206	202.0
Total	$786	$895	$(109)	(12.2)%

Lower mortgage servicing income and the fair value adjustment on mortgage servicing rights were impacted by the interest rate environment, as rates decreased during the 2012 period and prepayment speeds increased. There were no losses on fixed asset sales in 2012; the loss in 2011 was a result of the sale of a commercial building acquired during the purchase of branches in November 2009.   The increased gain on sale of loans was a result of more originated and sold loans to Fannie Mae during the three months ended June 30, 2012 compared to the same 2011 period.

Noninterest income increased $549,000, or 34.9%, to $2.1 million during the six months ended June 30, 2012, compared to $1.6 million during the six months ended June 30, 2012.  A summary of the changes in noninterest income for the six month period is presented in the table below:

	Six Months Ended June 30,
	2012	2011	Amount Change	Percent Change
	(Dollars in thousands)
Service charges and fee income	$1,064	$999	$65	6.5%
Earnings on cash surrender value of bank owned life insurance	118	128	(10)	(7.8)
Mortgage servicing income	199	207	(8)	(3.9)
Fair value adjustment on mortgage servicing rights	308	257	51	19.8
Loss on sale of securities	-	(34)	34	(100.0)
Other-than-temporary impairment losses	(124)	(39)	(85)	217.9
Loss on sale of fixed assets	-	(80)	80	(100.0)
Gain on sale of loans	559	137	422	308.0
Total	$2,124	$1,575	$549	34.9%

The fair value adjustment on mortgage servicing rights was impacted favorably by the change in the interest rate environment in the 2012 period versus the 2011 period as rates increased and prepayment speeds decreased.  The increased gain on sale of loans was a result of more originated and sold loans to Fannie Mae during the six months ended June 30, 2012 compared to the same 2011 period.

Noninterest Expense.  Noninterest expense decreased $208,000, or 6.9%, to $2.8 million during the three months ended June 30, 2012, compared to $3.0 million during the three months ended June 30, 2011.  A summary of the changes in noninterest expense for the three month period is presented in the table below:

	Three Months Ended June 30,
	2012	2011	Amount Change	Percent Change
	(Dollars in thousands)
Salaries and benefits	$1,423	$1,287	$136	10.6%
Operations	728	598	130	21.7
Regulatory assessments	99	125	(26)	(20.8)
Occupancy	294	253	41	16.2
Data processing	262	228	34	14.9
Losses and expenses on sale of OREO and repossessed assets	22	545	(523)	(96.0)
Total	$2,828	$3,036	$(208)	$(6.9)

Salaries and benefits expense increased by $136,000 for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 due to increased lending staff and higher incentive costs due to increased loan production.  Operations expense increased $130,000 during the three months ended June 30, 2012 compared to the same period in 2011 as a result of higher marketing costs associated with the rollout of new deposit products and higher loan processing costs due to increased loan production.  Regulatory assessments decreased during the three months of 2012 as compared to 2011 due to a decrease in FDIC insurance assessments as a result of a decrease in the FDIC’s assessment rate as well as a change in the assessment base calculation.  Occupancy expenses increased primarily due to rent increases and other expenditures related to triple net charges at our main office.  Losses and expenses on OREO and repossessed assets decreased by $523,000 during the three months ended June 30, 2012compared to same period in 2011 due to lower net losses on OREO property sales.

A summary of the changes in noninterest expense for the six month period is presented in the table below:

	Six Months Ended June 30,
	2012	2011	Amount Change	Percent Change
	(Dollar amounts in thousands)
Salaries and benefits	$2,705	$2,753	$(48)	(1.7)%
Operations	1,310	1,266	44	3.5
Regulatory assessments	221	351	(130)	(37.0)
Occupancy	604	548	56	10.2
Data processing	505	467	38	8.1
Losses and expenses on sale of OREO and repossessed assets	492	684	(192)	(28.1)
Total	$5,837	$6,069	$(232)	(3.8)%

Regulatory assessments decreased during the six months ended June 30, 2012 as compared to the same period in 2011 due to a decrease in FDIC insurance assessments as a result of a decrease in the FDIC’s assessment rate as well as a change in the assessment base calculation.  Occupancy expenses increased primarily due to rent increases and other expenditures related to triple net charges at our main office.  Losses and expenses on OREO and repossessed assets decreased by $192,000 during the six month 2012 period compared to same period in 2011 due to lower net losses on OREO property sales.

Income Tax Expense.  For the three months ended June 30, 2012, we had income tax expense of $275,000 on our pre-tax income as compared to $198,000 for the three months ended June 30, 2011.  The effective tax rates for the quarters ended June 30, 2012 and 2011 were 31.7% and 30.4%, respectively.

Liquidity

The Management Discussion and Analysis in Item 7 of the Company’s Form 10-K Annual Report filed with the SEC on March 31, 2012 contains an overview of the Company’s and the Bank’s liquidity management, sources of liquidity and cash flows.  This discussion updates that disclosure for the six months ended June 30, 2012.

At June 30, 2012, the Bank had $28.4 million in cash and investment securities available for sale and $1.1 million in loans held for sale generally available for its cash needs.  Also, based on existing collateral pledged, the Bank had the ability to borrow an additional $49.0 million in Federal Home Loan Bank advances, $10.5 million through the Federal Reserve’s Discount Window and $2.0 million through Pacific Coast Banker’s Bank.  The Bank uses these sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At June 30, 2012, outstanding loan commitments, including unused lines and letters of credit totaled $54.7 million.  Certificates of deposit scheduled to mature in one year or less at June 30, 2012, totaled $73.2 million.  Based on our competitive pricing, we believe that a majority of maturing deposits will remain with the Bank.

As a separate legal entity from the Bank, the Company must provide for its own liquidity.  At June 30, 2012, the Company, on an unconsolidated basis, had $344,000 in cash, interest-bearing deposits and liquid investments generally available for its cash needs.  The Company’s principal source of liquidity is dividends from the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations.

Off-Balance Sheet Activities

In the normal course of operations, the Company engages in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  During the six months ended June 30, 2012, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

A summary of our off-balance sheet loan commitments at June 30, 2012, is as follows:

Off-balance sheet loan commitments
(in thousands)
Commitments to make loans	$14,219
Undisbursed portion of loans closed	11,286
Unused lines of credit	28,603
Irrevocable letters of credit	578
Total loan commitments	$54,686

Capital

Sound Community Bank is subject to minimum capital requirements imposed by regulations of the OCC. Based on its capital levels at June 30, 2012, Sound Community Bank exceeded these requirements as of that date.  Consistent with our goals to operate a sound and profitable organization, our policy is for Sound Community Bank to maintain a “well-capitalized” status under the regulatory capital categories of the OCC.  Based on capital levels at June 30, 2012, Sound Community Bank was considered to be well-capitalized.  Management monitors the capital levels to provide for current and future business opportunities and to maintain Sound Community Bank’s “well-capitalized” status.

The following table shows the capital ratios of Sound Community Bank at June 30, 2012 (dollars in thousands):

	Actual		Minimum Capital Requirements				Minimum Required to Be Well-Capitalized Under Prompt
	Amount	Ratio	Amount		Ratio		Amount		Ratio
Tier 1 Capital to total adjusted assets(1)	$29,329	8.28%	$14,168	≥	4.00%		17,710	≥	5.00%
Tier 1 Capital to risk-weighted assets(2)	$29,329	10.81%	$10,857	≥	4.00	%(3)	16,286	≥	6.00%
Total Capital to risk-weighted assets(2)	$32,724	12.06%	$21,715	≥	8.00%		27,143	≥	10.00%
________________________
(1)	Based on total adjusted assets of $354.2 million.
(2)	Based on risk-weighted assets of $271.4 million.
(3)	The Tier 1 risk-based capital requirement for a well-capitalized institution is 6% of risk-weighted assets.

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

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act")), as of June 30, 2012, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
¯         In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to li   ability under those section.

                                                                                                                                                                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    SOUND FINANICAL, INC.

Date: August 14, 2012	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President and Chief Executive Officer

Date: August 14, 2012	By:	/s/ Matthew P. Deines
Matthew P. Deines
Executive Vice President and Chief Financial Officer